Form 10QSB
period 2000-02-29
INTERSPACE ENTERPRISES INC
filed 2000-06-28
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: February 29, 2000

                         Commission file number: 0-28465

                               CIK No. 0001098331

                          INTERSPACE ENTERPRISES, INC.
             (Exact name of registrant as specified in this charter)

                 Colorado                             84-1283938
              -------------------------------     --------------------
              (State of other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)



               7825 Fay Avenue, #200, La Jolla, California 92037
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858)456-3539

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES  X          NO
                            -----         -----

As of February 29, 2000, there were 672,000 shares of $0.00001 par value common stock outstanding



                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                            INTERSPACE ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET
                                                 FEBRUARY 29, 2000
                                                    (UNAUDITED)

                                                      ASSETS

CURRENT ASSETS
Cash                                                                                            $            5,951
                                                                                                ------------------
           Total Assets                                                                         $            5,951
                                                                                                ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                                                     $                -

STOCKHOLDERS' EQUITY:

     Common stock, $.00001 par value, 200,000,000 shares
         authorized, 672,000 shares  issued and
         outstanding                                                                                              7
     Additional paid-in capital                                                                               6,793
     (Deficit) accumulated during the development stage                                                        (849)
                                                                                                  ------------------

                  Total stockholders' equitY                                                                  5,951
                                                                                                  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $             5,951
                                                                                                  ==================

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                           INTERSPACE ENTERPRISES, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                                                                Cumulative from
                                                                                January 1, 1998
                                                                                (Inception of the
                                                  For the Three                 Development
                                                  Months Ended                   Stage) to
                                                  February 29,                  February 29,
                                                       2000                          2000

                                                  --------------------------------------------------

REVENUES

Interest income                                   $              -              $         36
                                                  -------------------           -----------------
     Total Revenue                                               -                        36

ADMINISTRATIVE AND SELLING EXPENSES

General and administrative                                       -                     8,385
Interest expense, related party                                  -                        75
                                                  -------------------           ------------------
     Total Expenses                                              -                     8,460


OTHER INCOME

Note Payable Forgiveness                                    (7,575)                   (7,575)
                                                  -------------------           -------------------
Net Income                                        $          7,575              $       (849)
                                                  ===================           ===================




                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                 INTERSPACE ENTERPRISES, INC.
                                 (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity (Unaudited)
                            For the Three Months Ended February 29, 2000

                             Preferred Stock        Common Stock       Additional Paid     Accumulated
          Description       Shares     Dollars  Shares       Dollars     in Capital        Deficit        Total
---------------------------------------------------------------------------------------------------------------------
Balance November 30, 1999     -           -       672,000     $      7     $   6,793       $ (  8,424)  $ (  1,624)

Net Income                                                                                 $    7,575   $    7,575
---------------------------------------------------------------------------------------------------------------------
Balance February 29, 2000     -           -       672,000            7         6,793             (849)       5,951
=====================================================================================================================

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          INTERSPACE ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Marathon Marketing Corp. (the Company), a development stage company, was organized under the laws of the State of Colorado on November 21, 1991. The Company commenced operations in January 1995 and became dormant on December 31, 1997. The Company is now in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is August 31.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES

The Company has elected, with the shareholders' consent, to be taxed under provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay federal corporate income taxes on its taxable income and is not allowed a net operating loss carryover or carryback as a deduction. Instead, the stockholders are liable for individual federal income taxes on their respective shares of the Company's taxable income and, subject to certain limitations, include their respective shares of the Company's net operating loss in their individual income tax returns.

NOTE 2 - NOTE PAYABLE FORGIVENESS

On December 1, 1999, the note payable in the amount of $7,500, plus accrued interest of $75 was forgiven by the note holder. The Compapny has recorded this amount as other income.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     No operations were conducted by the Company in the quarter period ended February 29, 2000, and no revenues were achieved. The Company incurred no operating expenses for the three month period in 2000 compared to $1,885 in the same period in 1999. The Company recorded a net income of $7,575 for the 2000 period as a result of a forgiveness of debt, compared to a net operating loss of ($1,885) for the same period in fiscal year 1999.

     The Company expects losses will continue until business can be achieved and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The net income per share for the 2000 fiscal quarter was less than $0.01 per share as compared to a net loss of less than ($.01) per share in the same fiscal quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $5,951 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance until a merger candidate is found. No assurance exists as to the ability to make private placements of stock. At February 29, 2000, it had no accounts receivable. The Company currently has no liabilities.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended February 29, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: June 28, 2000

                                          INTERSPACE ENTERPRISES, INC.



                                          by:/s/Daniel P. Murphy
                                          President