Form 10-QT
period 2000-03-31
INTERSPACE ENTERPRISES INC
filed 2000-06-28
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

     For the transition period from to February 29, 2000 to March 31, 2000


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

As of March 31, 2000, there were 7,340,200 shares of $0.00001 par value common stock outstanding



                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         INTERSPACE ENTERPRISES, INC.
                         (A Development Stage Company)
                           Balance Sheet (Unaudited)
                              As of March 31, 2000
Current Assets

Cash                                                                     $       131,808

-----------------------------------------------------------------------------------------
   Total current assets                                                          131,808


Fixed Assets

Computer and office equipment                                                      9,299
Accumulated depreciation                                                          (2,460)

-----------------------------------------------------------------------------------------
  Total fixed assets                                                               6,839

-----------------------------------------------------------------------------------------
     TOTAL ASSETS                                                        $       138,647
=========================================================================================


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                         $       170,992
Accrued payroll liabilities                                                      130,505
Accrued liabilities                                                                  800
Note Payable                                                                      16,000
Current portion long term liabilities                                                706

-----------------------------------------------------------------------------------------
  Total current liabilities                                                      319,003

Long Term Liabilities                                                              2,080

Common stock, $.00001 par value, 200,000,000 shares
  authorized, 7,340,200 shares issued and outstanding                                 74
Accounts receivable subscribed                                                (1,231,250)
Additional paid in capital                                                     2,345,916
Accumulated deficit - during development stage                                (1,297,176)

-----------------------------------------------------------------------------------------
  Total stockholders' equity                                                    (182,436)

-----------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       138,647
=========================================================================================

                                SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                Statement of Operations (Unaudited)
                             For the Three Months Ended March 31, 2000

                                                                                   Cumulative from
                                                                                   January 1, 1998
                                                                                  (Inception of the
                                                            For the Three             Development
                                                             Months Ended               Stage) to
                                                                March 31,               March 31,
REVENUES                                                         2000                     2000

Sales                                                          $              -        $       -
Interest income                                                               -                36
----------------------------------------------------------------------------------------------------
   Total Revenue                                                              -                36


RESEARCH AND DEVELOPMENT                                                                    5,059

ADMINISTRATIVE AND SELLING EXPENSES

Consulting                                                              126,000           199,575
Depreciation and amortization                                               492             2,460
Legal and professional                                                   35,357           186,673
License fees                                                            333,000           373,000
Marketing and promotion                                                  11,306            96,469
Office expense                                                            6,368            41,567
Other administrative expenses                                            16,275            72,198
Rent                                                                        834             5,880
Salaries                                                                 84,799           320,306
----------------------------------------------------------------------------------------------------
   Total                                                                614,431         1,298,128


OTHER INCOME

Note Payable Forgiveness                                                      -            (7,575)
----------------------------------------------------------------------------------------------------
     Net loss before tax                                               (614,431)       (1,295,576)

INCOME TAXES

State income tax                                                              -             1,600
-----------------------------------------------------------------------------------------------------
     Net loss                                                  $      (614,431)       $(1,297,176)
=====================================================================================================

                                        SEE ACCOMPANYING NOTES

                                  INTERSPACE ENTERPRISES, INC.
                                 (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity (Unaudited)
                            For the Three Months Ended March 31, 2000

                             Preferred Stock        Common Stock       Additional Paid    Accounts Rec      Accumulated
          Description       Shares     Dollars  Shares       Dollars     in Capital       Subscribed         Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999     -           -     4,672,200     $     47     $ 449,193         $ (5,000)     $ (682,745)  $ (238,505)

Shares issued for cash                          2,199,000     $     22    $1,427,728     $ (1,226,250)                   $ 201,500

Shares issued for services                        469,000      $     5     $ 468,995                                     $ 469,000

Net loss                                                                                                   $ (614,431)  $ (614,431)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000        -           -     7,340,200           74     2,345,916       (1,231,250)     (1,297,176)    (182,436)
====================================================================================================================================

                                              SEE ACCOMPANYING NOTES


                          INTERSPACE ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of InterSpace Enterprises, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

On April 17, 2000, the Company completed a merger with its parent company. The accompanying unaudited financial statements have been restated to reflect the effect of the merger from the beginning of the fiscal year. The cumulative figures also represent the aggregate figures of both companies since inception.

In the opinion of management, the unaudited interim financial statements for the period ended March 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended August 31, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

On March 31, 2000, the Company received loans, in the form of notes payable, from stockholders in the amount of $16,000. The notes payable are due September 30, 2000, with interest accruing at 10%.

NOTE 3 - SUBSEQUENT EVENTS

On April 17, 2000, the Company completed a statutory merger of the Parent, InterSpace Enterprises, Inc., a Delaware corporation, and its wholly owned subsidiary, Marathon Marketing Corp., a Colorado corporation, with Marathon Marketing Corp. being the survivor, but changing its name to InterSpace Enterprises, Inc. The merger was completed via a share-for-share exchange, with all acquired shares being retired by virtue of the merger.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company continued development of its business model during the quarter ended March 31, 2000, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $132,234 in 1999 compared to $614,431 in the same period in 2000. The Company recorded a net operating loss of $(132,234) for the 1999 period as compared to ($614,431) for the same period in fiscal year 2000.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1999 fiscal quarter was ($0.03) compared to ($0.08) in the fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $131,808 and $6,839 in fixed assets for total assets of $138,647 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2000, it had no accounts receivable. The Company has current liabilities of $319,003 which exceed current assets by approximately $180,356.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2000. (incorporated by reference)

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