Form 10QSB
period 2000-06-30
MARATHON MARKETING CORP /CO/
filed 2000-09-06
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                        For Quarter Ended June 30, 2000

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

As of June 30, 2000, there were 7,340,200 shares of $0.00001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         INTERSPACE ENTERPRISES, INC.
                         (A Development Stage Company)
                           Balance Sheet (Unaudited)
                             As of June 30, 2000
                                     ASSETS
                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   2000                1999

                                                                               --------------       ------------
CURRENT ASSETS
     Cash                                                                    $         7,117             10,223
     -----------------------------------------------------------------------------------------------------------
        Total current assets                                                           7,117             10,223

FIXED ASSETS
     Computer and office equipment                                                     9,518              9,299
     Accumulated depreciation                                                         (2,952)            (1,968)
     -----------------------------------------------------------------------------------------------------------
       Total fixed assets                                                              6,566              7,331

OTHER ASSETS
     Goodwill                                                                        622,000                  -
     Accumulated amortization                                                       (182,000)                 -
     -----------------------------------------------------------------------------------------------------------
       Total fixed assets                                                            440,000                  -
     -----------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                       $       453,683             17,554
     ===========================================================================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                        $       167,597            147,737
     Accrued payroll liabilities                                                     165,806            110,527
     Accrued liabilities                                                                 800                800
     Note Payable                                                                     16,000                  -
     Current portion long term liabilities                                             1,020                719
     -----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     351,223            259,783

LONG TERM LIABILITIES                                                                  1,588              2,227

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value, 200,000,000 shares
       authorized, 7,340,200 shares issued and outstanding                                74             40,002
     Accounts receivable subscribed                                               (1,193,910)            (5,000)
     Additional paid in capital                                                    3,011,190            402,438
     Accumulated deficit - during development stage                               (1,716,482)          (681,896)
     -----------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                    100,872           (244,456)
     -----------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       453,683             17,554
     ===========================================================================================================

                                SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                Statement of Operations (Unaudited)
                       For the Three Months and Six Months Ended June 30, 2000


                                                                                                              CUMULATIVE FROM
                                                                                                               JANUARY 1, 1998
                                                                                                              (INCEPTION OF THE
                                                                                                                DEVELOPMENT
                                        THREE MONTHS     THREE MONTHS          SIX MONTHS     SIX MONTHS         STAGE) TO
                                               ENDED            ENDED              ENDED          ENDED            JUNE 30,
                                       JUNE 30, 2000    JUNE 30, 1999       JUNE 30, 2000     JUNE 30, 1999        2000
                                      --------------    ----------------   ------------------------------------------------------
REVENUES

Sales                                    $       -             -  $               -   $                -      $         -
Interest income                                  -             -                  -                    -               36
---------------------------------------------------------------------------------------------------------------------------------
   Total Revenue                                 -             -                  -                    -               36

RESEARCH AND DEVELOPMENT                         -             -                  -                    -            5,059

ADMINISTRATIVE AND SELLING EXPENSES

Consulting                                  22,587        30,600            148,587               32,600          222,162
Depreciation and amortization              182,492           608            182,984                  663          184,952
Legal and professional                      55,760        17,756             91,117               19,804          242,433
License fees                                     -             -            333,000               40,000          373,000
Marketing and promotion                      1,038         9,444             12,344               56,588           97,507
Office expense                              10,588         8,016             16,956               14,679           52,155
Other administrative expenses               36,276        11,155             52,551               23,410          108,474
Rent                                         1,736         1,052              2,570                2,020            7,616
Salaries                                   108,829        47,000            193,737               68,157          429,135
---------------------------------------------------------------------------------------------------------------------------------
   Total                                   419,306       125,631          1,033,737              257,921        1,717,434

OTHER INCOME

Note Payable Forgiveness                         -             -                  -                    -           (7,575)
---------------------------------------------------------------------------------------------------------------------------------
   Net loss before tax                   (419,306)    (  125,631)        (1,033,737)          (  257,921)      (1,714,882)

INCOME TAXES

State income tax                                -              -                  -                    -            1,600
---------------------------------------------------------------------------------------------------------------------------------
     Net loss                           $(419,306)  $ (  125,631)    $   (1,033,737)       $  (  257,921)     $(1,716,482)
=================================================================================================================================
Loss per share                              ($.06)         ($.02)             ($.14)              ($.035)               -
=================================================================================================================================


                                        SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                 (A Development Stage Company)
                              Statement of Cash Flows (Unaudited)
                           For the Six Months Ended June 30, 2000

                                                                                                         JANUARY 1, 1998
                                                                                                         (INCEPTION OF THE
                                                                                                           DEVELOPMENT
                                                                SIX MONTHS         SIX MONTHS               STAGE) TO
                                                                  ENDED              ENDED                   JUNE 30,
                                                                JUNE 30, 2000     JUNE 30, 1999                2000
                                                              ------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                               $     (1,033,737)      (257,921)        $     (1,716,482)

     Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                              182,984            663                  184,952
          Stock issued for services                                  469,000        123,500                  627,500
          Changes in:
          Accounts payable                                            19,860          3,857                  167,597
          Accrued payroll liabilities                                 55,279         15,823                  165,806
          State tax payable                                                -              -                      800
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                               (306,614)      (114,078)                (569,827)

CASH FLOWS FROM INVESTING ACTIVITIES

          Repayment of note receivable                                     -          3,000                        -
          Loan payable                                                  (338)             -                    2,608
          Purchase of computer equipment                                (219)        (5,240)                  (9,518)
          Stock issued for merger                                    672,000              -                  672,000
          Goodwill                                                  (622,000)             -                 (622,000)

-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                 49,443         (2,240)                  43,090

CASH FLOWS FROM FINANCING ACTIVITIES

          Note payable                                                16,000         (8,000)                  20,299
          Sale of common stock                                       238,065        123,500                  513,555

-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                254,065        115,500                  533,854

          NET DECREASE IN CASH                                        (3,106)          (818)                   7,117

     Cash, beginning of the year                                      10,223         22,210                        0

-------------------------------------------------------------------------------------------------------------------------
     Cash, June 30, 2000                                    $          7,117         21,392            $       7,117
=========================================================================================================================


                             SEE ACCOMPANYING NOTES

                                  INTERSPACE ENTERPRISES, INC.
                                 (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity (Unaudited)
                           For the Three Months Ended June 30, 2000

                             Preferred Stock        Common Stock       Additional Paid    Accounts Rec      Accumulated
          Description       Shares     Dollars  Shares       Dollars     in Capital       Subscribed         Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999     -           -     4,672,200     $     47     $ 443,242         $ (5,000)     $ (682,745)  $ (244,456)

Shares issued for cash                          1,527,000     $     15    $1,426,960     $ (1,226,250)                   $ 200,725

Shares issued for services                        469,000     $      5     $ 468,995                                     $ 469,000

Net loss                                                                                                   $(  614,431) $( 614,431)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000        -           -     6,668,200           67     2,339,197       (1,231,250)     (1,297,176)   ( 189,162)
====================================================================================================================================
Shares issued for cash                                  -     $      -    $        -       $   37,340                    $  37,340

Shares issued for merger                          672,000     $      7    $  671,993                                     $ 672,000

Net loss                                                                                                   $ (419,306)  $ (419,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000         -           -     7,340,200           74     3,011,190       (1,193,910)     (1,716,482)     100,872
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

On April 17, 2000, the Company completed a merger with its parent company. The accompanying unaudited financial statements reflect the effect of the merger from the beginning of the fiscal year. The cumulative figures also represent the aggregate figures of both companies since inception.

In the opinion of management, the unaudited interim financial statements for the period ended June 30, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 1999.

NOTE 2 - GOODWILL

On April 14, 2000, the Company issued 672,000 shares of its common stock in exchange for all 672,000 issued and outstanding shares of Marathon Marketing Corp., a fully reporting 12g3 Company. The transaction was valued at $672,000 including an allocation for goodwill in the amount of $622,000. The Company plans to amortize this charge over the balance of the fiscal year. Amortization for the current quarter is $182,000.

NOTE 3 - MERGER WITH SUBSIDIARY

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company continued development of its business model during the quarter ended June 30, 2000, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $419,306 in 2000 compared to $125,631 in the same period in 1999. The Company recorded a net operating loss of ($419,306) for the 2000 period as compared to ($125,631) for the same period in fiscal year 1999.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2000 fiscal quarter was ($0.06) compared to ($0.03) in the same quarter of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company continued development of its business model during the six months ended June 30, 2000, thus no revenues were achieved. The Company incurred operating expenses for the six month period of $1,033,737 in 2000 compared to $257,921 in the same period in 1999. The Company recorded a net operating loss of $(1,033,737) for the 2000 period as compared to ($257,921) for the same period in fiscal year 1999.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1999 six months ended June 30 was ($0.14) compared to ($0.07) in the same period of 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $7,117 and $6,566 in net fixed assets for total tangible assets of $13,683 at the end of the period. The Company has $440,000 in other assets for a combined total assets of $453,683. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2000, it had no accounts receivable. The Company has current liabilities of $351,223.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the quarter ended
                    June 30, 2000. (incorporated by reference)

                                 May 10, 2000
                                 June 27, 2000

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 31, 2000

                                          INTERSPACE ENTERPRISES, INC.



                                          by: /s/ Daniel P. Murphy
                                              -------------------------
                                              Daniel P. Murphy, President