Form 10QSB/A
period 2000-02-29
MARATHON MARKETING CORP /CO/
filed 2000-09-07
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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
                                                  ===================           ===================




                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                 MARATHON MARKETING CORP.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE PERIOD
                                                                                                    JANUARY 1,
                                                                                                       1998
                                                                                                   (INCEPTION OF
                                                                                                        THE
                                                                             FOR THE SIX            DEVELOPMENT
                                                                             MONTHS ENDED            STAGE) TO
                                                                             FEBRUARY 29,          FEBRUARY 29,
                                                                                 2000                  2000

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

     NET (LOSS) FROM OPERATIONS                                           $           1,750     $           1,885
                                                                          -----------------     -----------------
     ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH USED BY
         OPERATING ACTIVITIES:
              COMMON STOCK ISSUED FOR SERVICES                                       -                         40
                                                                          -----------------     -----------------

                  NET CASH (USED) BY OPERATING ACTIVITIES                             1,750                 1,845
                                                                          -----------------     -----------------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     COMMON STOCK ISSUED FOR CASH                                                    -                        260
        LOANS                                                                         5,000                 5,000

                                                                          -----------------     -----------------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                          -                        260
                                                                          -----------------     -----------------


     NOTE PAYABLE - SETTLEMENT                                                        7,575                 7,575


NET INCREASE IN CASH                                                                  2,536

CASH, BEGINNING OF PERIOD                                                             3,415
                                                                          -----------------

CASH, END OF PERIOD                                                       $           5,951
                                                                          =================










                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        F-6




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

Dated: June 28, 2000

                                          INTERSPACE ENTERPRISES, INC.



                                          by: /s/Daniel P. Murphy
                                              --------------------------------
                                              Daniel P. Murphy, President