Form 10-QT/A
period 2000-03-31
MARATHON MARKETING CORP /CO/
filed 2000-09-08
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

     For the transition period from to February 29, 2000 to March 31, 2000
                     (presented as calendar quarter)

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



                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         INTERSPACE ENTERPRISES, INC.
                         (A Development Stage Company)
                           Balance Sheet (Unaudited)
                              As of March 31, 2000
                                                                           December 31, 2000        December 31, 1999

Current Assets

Cash                                                                         $   131,808            $     10,223

- --------------------------------------------------------------------------------------------------------------
   Total current assets                                                          131,808                  10,223


Fixed Assets

Computer and office equipment                                                      9,299                   9,299
Accumulated depreciation                                                          (2,460)                 (1,968)

- --------------------------------------------------------------------------------------------------------------
  Total fixed assets                                                               6,839                   7,331

- --------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                            $   138,647            $     17,554
================================================================================================================


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable                                                             $   170,992            $    147,737
Accrued payroll liabilities                                                      130,505                 110,527
Accrued liabilities                                                                  800                     800
Note Payable                                                                      16,000
Current portion long term liabilities                                                706                     719

- --------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                      319,003                 259,783

Long Term Liabilities                                                              2,080                   2,227

Common stock                                                                          74                  40,002
Accounts receivable subscribed                                                (1,231,250)                 (5,000)
Additional paid in capital                                                     2,345,916                 402,438
Accumulated deficit - during development stage                                (1,297,176)               (681,896)

- --------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                    (182,436)               (244,456)

- --------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   138,647            $     17,554
================================================================================================================

                                SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                Statement of Operations (Unaudited)
                             For the Three Months Ended March 31, 2000

                                                                                                            Cumulative from
                                                                                                            January 1, 1998
                                                                                                            (Inception of the
                                                            For the Three          Three Months                Development
                                                             Months Ended             Ended                      Stage) to
                                                                March 31,          March 31, 1999                March 31,
REVENUES                                                         2000                                              2000

Sales                                                          $              -    $        -               $       -
Interest income                                                               -             -                        36
- ---------------------------------------------------------------------------------------------------------------------
   Total Revenue                                                              -             -                        36


RESEARCH AND DEVELOPMENT                                                                                          5,059

ADMINISTRATIVE AND SELLING EXPENSES

Consulting                                                              126,000         2,000                   199,575
Depreciation and amortization                                               492            55                     2,460
Legal and professional                                                   35,357         2,048                   186,673
License fees                                                            333,000        40,000                   373,000
Marketing and promotion                                                  11,306        47,144                    96,469
Office expense                                                            6,368         6,663                    41,567
Other administrative expenses                                            16,275        12,255                    72,198
Rent                                                                        834           968                     5,880
Salaries                                                                 84,799        21,157                   320,306
- ---------------------------------------------------------------------------------------------------------------------
   Total                                                                614,431       132,290                 1,298,128


OTHER INCOME

Note Payable Forgiveness                                                      -             -                    (7,575)
- ---------------------------------------------------------------------------------------------------------------------
     Net loss before tax                                               (614,431)     (132,290)               (1,295,576)

INCOME TAXES

State income tax                                                              -             -                     1,600
- ---------------------------------------------------------------------------------------------------------------------
     Net loss                                                  $      (614,431)    $ (132,290)              $(1,297,176)
========================================================================================================================
     Net Loss Per Share                                                   (.08)          (.08)                        -
========================================================================================================================
                                        SEE ACCOMPANYING NOTES

                                  INTERSPACE ENTERPRISES, INC.
                                 (A Development Stage Company)
                    Statement of Changes in Stockholders' Equity (Unaudited)
                            For the Three Months Ended March 31, 2000

                             Preferred Stock        Common Stock       Additional Paid    Accounts Rec      Accumulated
          Description       Shares     Dollars  Shares       Dollars     in Capital       Subscribed         Deficit        Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999     -           -     4,000,200     $ 40,002     $ 402,438         $ (5,000)     $ (681,896)  $ (244,456)

Shares issued for cash                          2,199,000     $ 21,990    $1,405,760     $ (1,226,250)                   $ 201,500

Shares issued for services                        469,000     $  4,690     $ 464,310                                     $ 469,000

Net loss                                                                                                   $ (614,431)  $ (614,431)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000        -           -     6,668,200       66,682     2,272,508       (1,231,250)     (1,296,327)    (188,387)
====================================================================================================================================

                                              SEE ACCOMPANYING NOTES

                                         INTERSPACE ENTERPRISES, INC.
                                         (A Development Stage Company)
                                      Statement of Cash Flows (Unaudited)



                                                                              January 1, 1998
                                                                              (Inception of the
                                                                                Development
                                            Three Months       Three Months       Stage) to
                                               Ended              Ended           March 31,
                                           March 31, 2000     March 31, 1999        2000

Cash Flows From Operating Activities
Net Loss                                      $ (614,431)    (132,290)        $(192,801)

Adjustments to reconcile net income to
   Depreciation and amortization                                   55               308
   Stock issued for services                     469,000       97,500           100,000
   Changes in:
   Accounts payable                               23,255        1,759             1,759
   Accrued payroll liabilities                    19,978       (2,794)           16,047
                                               ---------     --------            -------

Net Cash Used Operating Activities              (101,706)     (35,770)          (74,687)

Cash Flows From Investing Activities
   Repayment of note receivable                        -        3,000                 -
   Loan Payable                                     (160)           -                 -
   Purchase of computer equipment                                                  (538)
                                               ---------     --------           -------

Net Cash Used in Investing Activities                           3,000              (538)

Cash Flows From Financing Activities
   Note payable                                   16,000       (8,000)            1,200
   Sale of common stock                          201,500       54,000           109,465
                                              ----------     --------           -------

Net Cash Used in Financing Activities            217,500       46,000           110,665

   Net Decrease in Cash                          115,634       13,230            35,440

 Cash, beginning of the year                     10, 223       22,210                 0

 Cash, June 30, 2000                          $  125,857       35,440         $  35,440
                                               =========     ========           =======

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

Dated: September 8, 2000

                                          INTERSPACE ENTERPRISES, INC.



                                          by:/s/Daniel P. Murphy
                                          ----------------------
                                          Daniel P. Murphy, President