Form 10QSB
period 2000-09-30
INTERSPACE ENTERPRISES INC
filed 2000-11-13
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                      For Quarter Ended September 30, 2000

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

As of September 30, 2000, there were 66,061,800 shares of $0.00001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                    INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                     Balance Sheet (Unaudited)
                                     As of September 30, 2000

                                                ASSETS
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                            2000              1999
                                                                        -------------------------------
CURRENT ASSETS
     Cash                                                             $        36,616           10,223
     --------------------------------------------------------------------------------------------------
        Total current assets                                                   36,616           10,223

FIXED ASSETS
     Computer and office equipment                                              9,518            9,299
     Accumulated depreciation                                                  (3,444)          (1,968)
     --------------------------------------------------------------------------------------------------
       Total fixed assets                                                       6,074            7,331

OTHER ASSETS
     Goodwill                                                                 622,000                -
     Accumulated amortization                                                (402,000)               -
     ---------------------------------------------------------------------------------------------------
       Total fixed assets                                                     220,000                -
     ---------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $       262,690           17,554
     ===================================================================================================


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                 $       176,586          147,737
     Accrued payroll liabilities                                              197,341          110,527
     Accrued liabilities                                                          800              800
     Notes Payable                                                            170,000                -
     Current portion long term liabilities                                      1,085              719
     --------------------------------------------------------------------------------------------------
       Total current liabilities                                              545,812          259,783

LONG TERM LIABILITIES                                                           1,123            2,227

STOCKHOLDERS' EQUITY
     Common stock, $.00001 par value, 200,000,000 shares
       authorized, 66,061,800 shares issued and outstanding                       661           40,002
     Accounts receivable subscribed                                        (1,167,873)          (5,000)
     Additional paid in capital                                             3,010,603          402,438
     Accumulated deficit - during development stage                        (2,127,636)        (681,896)
     --------------------------------------------------------------------------------------------------
       Total stockholders' equity                                            (284,245)        (244,456)
     --------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       262,690           17,554
     ==================================================================================================

                                             SEE ACCOMPANYING NOTES

                                    INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                Statement of Operations (Unaudited)
                    For the three months and nine months ended September 30, 2000
                                                                                                CUMULATIVE FROM
                                                                                                JANUARY 1, 1998
                                                                                                (INCEPTION OF THE
                                                                                                 DEVELOPMENT
                                 THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS     STAGE) TO
                                    ENDED           ENDED           ENDED           ENDED         SEPT. 30,
                                SEPT. 30, 2000  SEPT. 30, 1999  SEPT. 30, 2000  SEPT. 30, 1999      2000
                                ------------------------------------------------------------------------------
REVENUES
Sales                         $             -               - $             -               - $             -
Interest income                             -               -               -               -              36
--------------------------------------------------------------------------------------------------------------
   Total Revenue                            -               -               -               -              36

RESEARCH AND DEVELOPMENT                    -               -               -               -           5,059

ADMINISTRATIVE AND SELLING EXPENSES
Consulting                             24,500           3,750         173,087          36,350         246,662
Depreciation and amortization         220,492               -         403,476             663         405,444
Legal and professional                 12,000          41,516         103,117          61,320         254,433
License fees                                -               -         333,000          40,000         373,000
Marketing and promotion                 2,920          21,550          15,264          78,138         100,427
Office expense                         10,707           6,599          27,663          21,278          62,862
Other administrative expenses          29,117           8,665          81,668          32,075         137,591
Rent                                    1,195             676           3,765           2,696           8,811
Salaries                              110,223          53,250         303,851         121,407         539,358
--------------------------------------------------------------------------------------------------------------
   Total                              411,154         136,006       1,444,891         393,927       2,128,588

OTHER INCOME
Note Payable Forgiveness                    -               -               -               -          (7,575)
--------------------------------------------------------------------------------------------------------------
                                                                                                            -
   Net loss before tax               (411,154)       (136,006)     (1,444,891)       (393,927)     (2,126,036)

INCOME TAXES
State income tax                            -               -               -               -           1,600
--------------------------------------------------------------------------------------------------------------
     Net loss                 $      (411,154)       (136,006)$    (1,444,891)       (393,927)$    (2,127,636)
==============================================================================================================

                                   SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                                Statement of Cash Flows (Unaudited)
                          For the nine months ended September 30, 2000

                                                                                             JANUARY 1, 1998
                                                                                            (INCEPTION OF THE
                                                                                              DEVELOPMENT
                                                       NINE MONTHS         NINE MONTHS         STAGE) TO
                                                          ENDED               ENDED            SEPT. 30,
                                                        SEPT. 30, 2000     SEPT. 30, 1999        2000
                                                      ------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $     (1,444,891)           (393,927) $      (2,127,636)

     Adjustments  to  reconcile  net income to net cash
     provided by operating activities:
          Depreciation and amortization                      403,476                 663            405,444
          Stock issued for services                          469,000             124,750            627,500
          Changes in:
          Accounts payable                                    28,849              52,708            176,586
          Accrued payroll liabilities                         86,814              32,235            197,341
          State tax payable                                        -                   -                800

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (456,752)           (183,571)          (719,965)

CASH FLOWS FROM INVESTING ACTIVITIES
          Repayment of note receivable                             -               3,000                  -
          Loan payable                                          (738)                  -              2,208
          Purchase of computer equipment                        (219)             (5,537)            (9,518)
          Stock issued for merger                            672,000                   -            672,000
          Goodwill                                          (622,000)                  -           (622,000)

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         49,043              (2,537)            42,690

CASH FLOWS FROM FINANCING ACTIVITIES
          Note payable                                       170,000              (8,000)           174,299
          Sale of common stock                               264,102             186,250            539,592

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        434,102             178,250            713,891

          NET DECREASE IN CASH                                26,393              (7,858)            36,616

     Cash, beginning of the year                              10,223              22,210                  0
------------------------------------------------------------------------------------------------------------
     Cash, September 30, 2000                       $         36,616              14,352  $          36,616
============================================================================================================

                                     SEE ACCOMPANYING NOTES

                                   INTERSPACE ENTERPRISES, INC.
                                   (A Development Stage Company)
                        Statement of Changes in Stockholders' Equity (Unaudited)

                             Preferred Stock        Common Stock       Additional Paid    Accounts Rec      Accumulated
          Description       Shares     Dollars  Shares       Dollars     in Capital       Subscribed         Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999     -           -     4,672,200     $     47     $ 443,242         $ (5,000)     $ (682,745)  $ (244,456)

Shares issued for cash                          1,527,000     $     15    $1,426,960     $ (1,226,250)                   $ 200,725

Shares issued for services                        469,000     $      5     $ 468,995                                     $ 469,000

Net loss                                                                                                   $(  614,431) $( 614,431)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000        -           -     6,668,200           67     2,339,197       (1,231,250)     (1,297,176)   ( 189,162)
====================================================================================================================================
Shares issued for cash                                  -     $      -    $        -       $   37,340                    $  37,340

Shares issued for merger                          672,000     $      7    $  671,993                                     $ 672,000

Net loss                                                                                                   $ (419,306)  $ (419,306)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000         -           -     7,340,200           74     3,011,190       (1,193,910)     (1,716,482)     100,872
====================================================================================================================================

Shares issued for cash                                  -     $      -    $        -       $   26,037                    $  26,037

Shares issued for merger                       58,721,600     $    587    $    (587)                                     $       -

Net loss                                                                                                   $ (411,154)  $ (411,154)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000    -           -    66,061,800          661     3,010,603       (1,167,873)     (2,127,636)    (284,245)
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

In the opinion of management, the unaudited interim financial statements for the period ended September 30, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 1999.

NOTE 2 - GOODWILL

On April 14, 2000, the Company issued 672,000 shares of its common stock in exchange for all 672,000 issued and outstanding shares of Marathon Marketing Corp., a fully reporting 12g3 Company. The transaction was valued at $672,000 including an allocation for goodwill in the amount of $622,000. The Company plans to amortize this charge over the balance of the fiscal year. Amortization for the current quarter is $220,000.

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

NOTE 4 - NOTES PAYABLE

The Company has secured interim funding through a various notes payable to individuals. The principal and accrued interest at 10% p.a. are due within twelve months and contain an equity conversion at the holders option into restricted common stock at a discount to market value.

NOTE 5 - STOCK DIVIDEND

On July 14, 2000 the Company declared a stock dividend to all shareholders of record as of that date. The dividend allowed for the issuance of eight shares for each existing share outstanding, increasing the total shares outstanding to 66,061,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company continued development of its business model during the quarter ended September 30, 2000, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $411,154 in 2000 compared to $136,006 in the same period in 1999. The Company recorded a net operating loss of ($411,154) for the 2000 period as compared to ($136,006) for the same period in fiscal year 1999. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2000 fiscal quarter was ($.01) compared to ($.03) in the fiscal quarter of 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999.

     The Company continued development of its business model during the quarter ended September 30, 2000, thus no revenues were achieved. The Company incurred operating expenses for the nine month period of $1,444,891 in 2000 compared to $393,927 in the same period in 1999. The Company recorded a net operating loss of ($1,444,891) for the 2000 period as compared to ($393,927) for the same period in fiscal year 1999. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2000 fiscal period was ($.05) compared to ($.10) for the nine month period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $36,616 and $6,074 in fixed assets for total tangible assets of $42,690 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.

     At September 30, 2000, it had no accounts receivable. The Company has current liabilities of $545,812 which exceed current assets by approximately $503,122.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the nine  months
                    ended September 30, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 10, 2000

                                          INTERSPACE ENTERPRISES, INC.



                                          by:/s/Daniel P. Murphy
                                          President