Form 10KSB
period 2000-12-31
INTERSPACE ENTERPRISES INC
filed 2001-04-16
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission file number 0-28465

                                 CIK:0001098331

                          INTERSPACE ENTERPRISES, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


                            Marathon Marketing Corp.
                              --------------------
                           (Prior name of corporation)

Colorado                       0-28465                 84-1283938
-----------------             -------------            ------------------
(State or other               (Commission              (IRS Employer
jurisdiction of               File Number)             Identification No.
incorporation

                7825 Fay Avenue, #200, La Jolla, California 92037
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (858)456-3539


            Securities Registered to be Pursuant to Section 12(b) of
                                    the Act:

                                      NONE

        Securities Registered to be Pursuant to Section 12(g) of the Act

                          COMMON STOCK $.00001 PAR VALUE

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year: $0

Transitional Small Business Disclosure Format:

              Yes      No X
              -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $N/A - not publicly listed on 12/31/00

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2000: 65,836,800

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
-------                                                                 --------
                                 PART I

 1    Business.......................................................      4
 2    Properties..................................................         13
 3.   Legal Proceedings....................................................13
 4.   Submission of Matters to a Vote of Security Holders............      13

                                PART II

 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters...........................................     14
 6.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     14
 7.   Financial Statements and Supplementary Data.....................     17
 8.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure.....................................      17

                                PART III

 9.   Directors and Executive Officers of the Registrant..............     18
10.   Executive Compensation.........................................      21
11.   Security Ownership of Certain Beneficial Owners and
        Management.....................................................    25
12.   Certain Relationships and Related Transactions....................   26

                                PART IV

13.   Exhibits, Financial Statement Schedules and Reports on Form
        8-K.............................................................   27

Signature page.........................................................    28

Financial Statements.....December 31, 2000 and 1999....................F-1-F-14

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

InterSpace Enterprises, Inc. is a Colorado corporation. The principal executive offices are currently located at 7825 Fay Avenue, Suite 200, La Jolla, California 92037. All communications with the Company should be forwarded to the foregoing address, by telephone (858) 456-3539, by facsimile at (858) 454-2679 or via the company's internet address at www.planetlotto.com.

InterSpace Enterprises, Inc., a Delaware corporation ("InterSpace Delaware") was formed on June 30, 1998. Following incorporation, the InterSpace Delaware Founders, developed a preliminary business plan for the PlanetLotto lottery and game show, raised seed capital, and began to negotiate with various foreign governments to host the PlanetLotto lottery. For the purposes of becoming a publicly traded company, InterSpace Enterprises acquired all of the outstanding shares of common stock of Marathon Marketing Corporation, a Colorado corporation. After acquiring all of the Marathon Marketing common stock InterSpace Delaware merged into its subsidiary on April 17, 2000, changing its name to InterSpace Enterprises, Inc. Thereafter, the Company has begun to implement the business plan and carry on the business activities previously initiated by Interspace Delaware. The Company assumed, performed and became responsible for all assets, contracts, liabilities, obligations and agreements of InterSpace Delaware as a result of the Merger. Additionally, the company made the necessary filings to become a fully reporting 12(g) publicly traded company and subsequently received approval to begin trading of its common stock on the NASD Over-The-Counter Bulletin Board market under the symbol "ITET".

DESCRIPTION OF BUSINESS

Within the United States, thirty-eight states currently sponsor a traditional lottery system. State lottery systems are operated through public entities, which produce, maintain and operate the state lottery and the state receives a percentage of the lottery revenue. For instance, the California Lottery Act grants the operator the exclusive California market, in exchange for 34% of the weekly jackpot proceeds, which are contributed to California's public education system. Other states have similar agreements with lottery corporations. Globally, over 120 countries operate or sponsor lotteries. Unless the lottery is maintained by the government itself, each of these nations has similar agreements with their lottery operators.

INDUSTRY BACKGROUND

It is estimated by TLF Publications that the annual lottery revenue within the United States in 1999 was $39 billion. Revenue for the State of California alone was $2.5 billion. World wide, it is estimated that the total amount of lottery revenue is around $120 billion. One of the unique aspects of the lottery market, both in the United States and world wide, is that there has been no competition, due to the fact that a traditional lottery ticket must be purchased within the state or host nation in order to play, market exclusivity has, until today, remained in effect.

The Online Gaming Market Segment. The Internet has created a wide variety of gaming opportunities that equips the end-user with the ability to travel to any country in the world via the web. Online gaming sites are flourishing, and the number of sites has increased from 15 sites in 1997 to 1200-1400 today. These sites are expected to earn a combined $1 billion this year, according to Christiansen Capital Advisors in New York. According to ZDNet News, free gaming and lotto sites are among the most popular destinations on the web. In Jupiter Media Metrix's list of the 50 most popular sites on the Internet in December 2000, sweepstakes sites Grab.com and Iwon.com ranked 17th and 26th respectively and gaming network Uproar ranked 20th. According to PC Data Online, web-based lotteries and sweepstakes are among the fastest-growing sectors of cyberspace and sweepstakes and lottery web sites are visited by as many as 40 percent of all Internet users. Online Casino's such as the Sands of the Caribbean, thesands.com one of the most popular online casinos, handled over $400 million in wagers last year.

PRODUCTS AND SERVICES

The Company hopes to utilize lottery licenses from national governments to design, produce and market a worldwide Internet lottery. The PlanetLotto lottery plan is to allocate a portion of each Jackpot to the government of the jackpot winner(s). The Company's business model will allow any government in the world to participate and benefit from the lottery through the creation of its Global Alliance Network. The Company's lottery will be marketed through traditional as well as internet marketing channels. The Company's web site, planetlotto.com, will be marketed as potentially the single largest lottery, with the ability to draw massive player interest and produce weekly jackpots previously unimaginable. The web site also has the ability to webcast our weekly PlanetLotto draw, to be viewed live through the web site, via streaming video. In Addition, the company also intends to produce and distribute a series of weekly lottery game shows, to be seen in target markets internationally. The Company's principal revenue stream will be derived directly from a portion of the proceeds of its prize pools. A substantial additional amount of advertising revenue will also be derived from the weekly "PlanetLotto Show."

COMPETITIVE ENVIRONMENT

Traditional lotteries are bound by the limits of their respective state lottery machinery and systems. Although the goal of any lottery Company is to continuously have large "rollover" jackpots, PlanetLotto believes there is a fundamental flaw within the traditional system. As the interest for a particular weekly lottery grows, the massive number of computer-generated quick picks, combined with the inherent limitations of the telephone system and the limited number of authorized lottery outlets, creates a re-occurring bottleneck that limits the ability to maximize additional revenue generated by the rollover phenomenon. These bottlenecks limit the amount of the potential jackpot and sacrifice customer loyalty, due to long lines at the retail outlets and player frustration. Another problem associated with traditional lotteries is in the constant maintenance and up-keep of the lottery machinery and battles regarding ticket printing and forgery. In contrast, an Internet based lottery is not bound by such limitations. The Internet will allow interested players to casually and instantaneously purchase tickets over the Internet in the comfort of their own homes, without the hassles of long lines or telephone breakdowns. Management believes that including an e-mail confirmation guaranteed by the player's credit card or digital cash transaction will prove to be a suitable substitute for the traditional lottery ticket.

The Company believes that the market exclusivity enjoyed by traditional lottery companies has created an industry wide complacency. The lack of competition for market share within each lottery, state and nation has provided an opportunity for a market penetration and direct competition with the traditional lottery structure. The majority of the current Internet market competitors have been ineffective in properly foreseeing the possibilities of a combined worldwide lottery system.

Although there are numerous Internet lottery companies Management believes the narrow-minded focus on Internet advertising without incorporating traditional marketing methods will invariably result in the emergence of one market leader. For example, pluslotto.com, which has been operating since 1995, is hosted by the Liechtenstein government and operated by the International Lottery in Liechtenstein Foundation. However, their Internet presence is merely an extension of their traditional lottery and the company does not transmit the lottery draw via the internet. Millions2000.com endeavors to be able to provide jackpots well into the millions and has completed its annual jackpot draw on January 1, 2000. In addition, other online lotteries such as freelotto.com, iwon.com, and luckysurf.com have developed a free lottery concept based upon a pure advertising revenue model. Players can play in the lottery at no cost, but must first visit the sponsors of the site in order to be eligible to play. Although this model is not a direct competitor of PlanetLotto, it illustrates the power of the lottery phenomenon and the ability to generate revenues with the promise of large cash prizes. Several countries, including Australia, Canada and Austria have either already developed or are currently developing an online edition of their current traditional lottery system. However, Management believes their lack of global vision will limit their marketing efforts and handicap their ability to capture increased market share. The key to surviving future competition will be to constantly adapt and develop new marketing techniques to remain above the market industry.

Still, the internet gaming and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the online lottery segment of gaming. Interspace expects the number of companies offering lottery products online to increase. InterSpace expects to directly compete with these companies, as well as other established companies that may enter the Internet lottery industry. Many of InterSpace Enterprises' current and potential competitors have far greater resources than InterSpace.

GOVERNMENT LICENSING AND REGULATION AND RELATED RISKS

The PlanetLotto business model currently provides for all lottery operations to be conducted within a separate legal entity, to be formed under the name PlanetLotto, Inc. The goal of this structure is (i) to insulate InterSpace Enterprises, Inc. (the "Company") from potential liabilities associated with Internet gaming, and (ii) to the extent possible, segregate foreign source income from domestic income for tax purposes. To that end, we have conducted a preliminary review of the gaming and tax laws of various foreign jurisdictions in an effort to identify favorable tax and gaming regimes within which PlanetLotto, Inc. can be incorporated, licenses and/or permits can be obtained for the Global Alliance Network, and where the PlanetLotto, Inc. servers can be located.

Based upon our preliminary research we have identified a number of different jurisdictions that we believe should be considered for one or more of the foregoing purposes. In doing so, we have considered not only the availability of a government issued license to operate the lottery, but also the availability of the requisite telecommunications infrastructure and the applicable tax rate structure of the jurisdiction. Ultimately, it will also be necessary to select a jurisdiction which offers a stable legal and political environment. The company has retained legal counsel and an international accounting firm to review the respective gaming and tax laws and the Internet infrastructure of various jurisdictions throughout the world to determine the most advantageous domicile for PlanetLotto, Inc. The Company has also requested that its tax counsel analyze and determine the most advantageous tax structure for the relationship between the Company and PlanetLotto, Inc. in an effort to legitimately reduce its tax burden. Presently, the analysis is focusing on various Caribbean and South American countries and European territories. It is anticipated that a decision regarding the location and domicile of PlanetLotto, Inc. will be made within thirty to ninety days upon completion of funding. At such time, PlanetLotto, Inc. will be formed as a wholly owned subsidiary of the Company and/or spun off as a wholly independent corporation.

LICENSING HOST NATION GUIDELINES

The "Host Nation Program" was designed to attract national governments to license the PlanetLotto lottery and accept the Company's Independent Auditor Program as the Company's regulatory committee. The Host Nation Program was also designed to keep control of the lottery operations internally and prohibit outside influence from the host nation. The Company's criteria for selecting a host nation are based upon a number of factors. The national government must grant the Company a national Internet lottery license for a period of 5 years or more and maintain no interest and/or representation within the Company. Additional requirements include the allowance for the lottery operations and jackpot allocations to be regulated through the Company's Independent Auditor Program and to eliminate all corporate taxes through the development and/or licensing of the lottery through a "Free Trade Zone." In return, the Company is offering 10% of the Country's ticket sales revenue for the life of the lottery license, to be administered to the host nation through the independent auditor program and to maintain a satellite corporate office in the "Free Trade Zone." It is anticipated that this revenue sharing program can be effectively implemented through the country's existing traditional lottery framework.

GLOBAL ALLIANCE NETWORK

In addition to the Host Nation Program, the Company has created the "Global Alliance Network" which will enable governments worldwide to participate in the Company's online lottery. By joining the Global Alliance Network, a country can share in the benefits of a floating jackpot. When an individual within a country that is part of the Global Alliance Network wins the current jackpot, 5% of the PlanetLotto jackpot will be allocated to the government of the country in which the individual resides. Additionally, 4% of the jackpot will be distributed to a government-sponsored charity and 1% will be allocated to the public school system of the country, for a total of 10% to the Global Alliance Network.

A  significant  debate  exists  whether the laws of any  country  other than the country where the computer gaming servers are physically located have jurisdiction over the operations of the Licensees of InterSpace Enterprises. In addition, a significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located have jurisdiction over the operations of the Company. Many gaming companies believe that they are not subject to the laws of any country other than the law of the country where they are licensed. As a result, they accept customers from any country, without regard to the laws of the country where the customer is located, including the United States. InterSpace has a policy not to accept wagers from the residents of the United States and Canada and has implemented procedures that prevent customers from collecting on winnings from wagers from the residents of such countries. While such procedures, as with most precautions, may be able to be circumvented, the Company believes that the procedures largely prevent such wagers from occurring.

Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependant and likely significantly affected by any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. These changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for software of InterSpace Enterprises. Most countries and jurisdictions within countries have laws or regulations restricting gaming activities. For example, in the United States, the Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international wire communication line to make wagers or to transmit information assisting in the placing of wagers, except, with respect to transmitting information, the wagering is legal in the jurisdictions from which and into which the transmission is made. Other United States laws impacting gaming activities include the Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.

The Company believes that the activities of its subsidiaries do not violate or are not subject to such laws and regulations. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Several countries, most notably law enforcement agencies in the United States, believe that the laws of their country restrict, and in some instances prohibit, interactive gaming operators from doing business with residents of their countries and, in some instances, prohibit or restrict residents of their respective countries from doing business with interactive gaming operators located in a foreign country. The Department of Justice of the United States of America has taken the position that the federal criminal laws of the United States do, in fact, address interactive gaming operators that accept wagers from residents of the United States. They have taken this position on legislation pending in Congress, discussed below, and have also pursued various criminal prosecutions. For example, of several indictments issued at the request of the United States Attorney for the Southern District of New York, the one case that went to trial involved Jay Cohen, an owner of World Sports Exchange, a licensed gaming operator in Antigua. On February 28, 2000 the jury in the Federal District Court case found Jay Cohen guilty of violating United States federal law (18 U.S.C. Section 1084), a federal statute that purports to make it illegal for a betting or wagering business to use a wire communication facility to transmit bets or wagers in interstate or foreign commerce. Several of the counts for which Mr. Cohen was found guilty solely involved his Internet operations. The decision is on appeal.

Other countries, such as Great Britain, have recently lent new legitimacy to online gambling. In March 2001, Great Britain dumped its tax on sports betting in exchange for a pledge by its famed bookmakers to shut down their offshore Internet operations and reopen them at home. One bookmaker said the change could turn the United Kingdom into "the hub of the global gambling industry." The tax-code change, announced by Chancellor of the Exchequer Gordon Brown as part of the government's budget for 2002, makes Britain the first world power to embrace Internet gambling. Under the new scheme, the government on January 1, 2002 will scrap its 9 percent tax on wagers, which was paid directly by bettors, and replace it with a 15 percent tax on gross profits that will be absorbed by bookmakers who conduct off-site wagering, either via the Internet or by telephone, in Britain. The British bookmakers will be free to accept wagers on sports contests from all over the world, though it still will be illegal to offer online casino-style games over the Internet from the United Kingdom.

Britain's entry into online gambling is expected to put additional pressure on the United States and other nations to either join the rush toward regulation or develop a workable strategy to stop Internet gambling operators from targeting their citizens. Britain's decision is the direct result of competition from offshore operators doing business in tax-free jurisdictions. In the face of such competition, virtually all of Britain's bookmakers had established their own Internet divisions in locales as Antigua, Gibraltar and Malta, cutting into the tax revenue the British government collects from gambling.

Now, those bookmakers that return to Britain will enjoy a competitive advantage over those offshore operators, who will be banned from advertising their services in the United Kingdom. As a result of the debate on the effectiveness of laws in the United States to address activities of interactive gaming operators, there has been an extended effort in the United States to prohibit certain types of interactive gaming by companies engaged in the business of gaming. After previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. This Bill passed the Senate on November 11, 1999. There can be no assurance whether any such bill will become law. This Bill, S. 692, contains exceptions that exempt certain types of wagering by gambling businesses. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R. 3125) with similar language as the Kyl bill. H.R. 3125 was voted on by the House of Representatives on July 17, 2000 under suspension of the rules, which limited debate and required a two-thirds vote for passage. The vote failed to achieve the necessary two-thirds vote required for passage. However, it was supported by over sixty percent (60%) of those voting. Supporters of the Bill continue to try to bring the Bill up for a vote where only a simple majority would be required. It is impossible to predict the outcome of the legislation. If passed in its current form, this federal legislation would prohibit wagering over the Internet by gambling businesses, with exceptions for certain forms of gaming.

The Company believes that if such laws were found to be applicable to activities of the Company, such laws would have a material adverse effect on the Company's business, revenues, operating results and financial condition.

H.R. 4419, a Bill introduced in May, 2000 in the House of Representatives, is titled the Internet Gambling Funding Prohibition Act. In the form introduced, this Bill would have prohibited any gambling business from accepting any financial instrument (defined as any check, wire, credit card charge or any other transaction facilitated by a financial institution) for the purpose of Internet gaming. At a Banking Committee hearing on June 28, 2000, the Bill passed out of Committee with amendments that largely removed the international reach of the Bill and also added exceptions to the prohibitions for pari-mutuel and lottery. It was serially referred to the House Judiciary Committee for consideration. More than 11 federal cases against the credit card companies and several of the issuing banks were consolidated and assigned to Judge Stanwood R. Duval Jr. in New Orleans. The plaintiffs were people who had lost money gambling online. They argued that the banks and credit card companies were involved in "illegal gambling on the Internet." In sending out monthly statements to the plaintiffs who had used the cards to gamble online, the plaintiffs alleged that the defendants committed mail and wire fraud in trying to collect "illegal" debts. The plaintiffs also charged that the financial institutions were "aiding and abetting" criminal enterprises. If the casinos had not accepted credit cards, the plaintiffs argued, they wouldn't have gambled online.

On Feb. 23, Duval dismissed the cases outright, before they even got to trial. That's an unusually strong step for a judge, but Duval ruled that the plaintiffs had no grounds to bring these cases. Perhaps more significantly, he also ruled that Internet casinos do not violate federal law. "Plaintiffs in these cases are not victims," the judge stated in his ruling, "they are independent actors who made a knowing and voluntary choice to engage in a course of conduct. Litigation over their own actions arose only when the results of those actions became a debt that they did not wish to pay. At this point in time, Internet casino gambling is not a violation of federal law."

Duval quoted with approval an Appeals Court ruling that stated,"...plaintiffs, i.e. the players, can avoid any injury simply by walking away from the alleged wrongdoers, the casinos, by not playing . . . in the casinos."

In an opinion Duval ruled that the 1961 federal Wire Act, under which telephone and Internet bookmaker Jay Cohen was convicted last year, applies only to sports betting and "does not prohibit Internet casino gambling." In his ruling, Duval examined the requirements for bring a RICO case, and determined that the plaintiffs did not meet any of them. He stated, "This case is no different than JUBILIRER." That was a reference to the case of Art Jubilirer, who lost $25 playing blackjack online and tried to bring a RICO claim against MasterCard and MBNA Bank. His suit was dismissed by a different federal court in September 1999.

The director of litigation for Visa International, Steve Zelinger, was quoted in a story about the ruling in a recent issue of The American Banker as saying:
"It's not our role to legislate people's lives. We're not a police organization, we're a payment mechanism."

In March 2001, a bill to legalize Internet gaming in Nevada overcame its toughest obstacle. Bill AB296 would allow the state's Gaming Commission and Gaming Control Board to license hotel-casinos that want to launch Internet gaming sites. If the measure passes this legislative session and is signed by Gov. Kenny Guinn, it will be the first such law in the nation.

STRATEGIC RELATIONSHIPS

InterSpace recognizes the speed at which the Internet operates, and is committed to remaining a leader in the Internet gaming industry. As such, InterSpace plans to enter into several key strategic relationships, and is pursuing additional partnerships. These partnerships are of several types:

Alliances or partnerships with other technology companies that enable InterSpace to get to market faster with a more robust or diverse product offering.

Alliances or partnerships that offer new and strong distribution channels for our products.

InterSpace is also developing strategic transaction processing relationships with financial institutions and e-commerce providers.

RESEARCH AND PRODUCT DEVELOPMENT

The Company is currently preparing to launch its first product, Planetlotto.com, thus new product development will be a primary focus of InterSpace for the current fiscal year. As the traditional lottery market and the interactive online lottery market begin to converge, new games that redefine the online lottery market will emerge. InterSpace hopes to lead this convergence by redefining the online lottery experience. The Company plans to focus on a variety of different types, styles and themes of games, focusing on different demographic and niche markets in order to penetrate a larger user base.

NUMBER OF EMPLOYEES

As of March 31, 2001, the Company employed 9 persons.

ITEM 2. PROPERTIES
-------------------

The Company does not own any real property and has no long-term commitments to lease any space. The Company currently leases office and conference facilities on a month-to-month basis at 7825 Fay Avenue, #200, La Jolla, California 92037.

ITEM 3. LEGAL PROCEEDINGS
--------------------------

The Company is not aware of any current or pending legal action.

No director, officer or affiliate of InterSpace International, Inc., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to InterSpace International, Inc. or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On April 12, 2000, the owners of a majority of the outstanding common shares of Interspace Enterprises, Inc. voted to approve and ratify the Agreement and Plan of Merger by and between the Company and Marathon Marketing Corp.

No other matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR INTERSPACE ENTERPRISE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION
--------------------------------------------------------------------------------

The Company's common stock is traded on OTC Bulletin Board under the symbol "ITET".

The Company received approval to list its shares on the OTC Bulletin Board in late December 2000 and was not listed until January, 2001. Consequently there was no market quote available for the period covered by this report.

SECURITY HOLDERS

As of December 31, 2000, there were 102 registered holders of shares of the outstanding Class A Voting Common Stock of the Company.

DIVIDENDS

On July 14, 2000, the Board of Directors announced a nine-for-one split of InterSpace common stock. The nine-for-one split was effected in the form of an 800% stock dividend paid to stockholders of record as of the close of business on July 14, 2000. All share and per share data reflect this split. The Company paid no cash dividends in 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

The Company has been and remains in the development stage of operations. Since its inception in 1998, management has performed significant legal and market research to determine the feasibility of the model and its likelihood for success. It was determined relatively early in the process that the Company's business model held significant potential, but would require capital resources necessary to develop infrastructure and properly market the product. Throughout its development, the Company has raised sufficient capital to continue refinement of the model and develop important relationships integral to delivery of the product on a global scale.

Due to its relative infancy, the online lottery industry, and even the more established online casino industry, has suffered due to the reluctance of established investment groups to participate as a result of the confusing legal environment. However, in the past 24 months, new legislation combined with more established companies entering the fold, has left a clearer picture of the future of the industry. As a result, online gaming is becoming one of the fastest growing sectors of the internet.

It is management's belief that the Company will be able to secure adequate funding to continue development of the business into self-sufficient revenues and positive cash flow, however, there can be no assurances that funding will occur.

LIQUIDITY AND CAPITAL RESOURCES

At year end the Company had $17,343 in cash resources available to satisfy requirements for operations, which are not sufficient to sustain operations. No assurances can be given that the Company will be successful in realizing sufficient funding to continue any operations. Based on the development plan and low overhead, the Company has been able to stay within its planned timeframe for launch of the PlanetLotto website and the generation of its first revenues. It is currently anticipated that the website will be launched and publicly accessible by Fall, 2001.

The Company is currently working on strategies to reduce the development timeframe such that a launch earlier than planned may be possible. However, in order to do so, the Company would need to enter a partnership arrangement with an existing operator to license software and lease infrastructure equipment. The Company is currently in discussions with two operators regarding such a plan, however, there are no assurances that a mutually agreeable arrangement can be established.

It is management's preference to finance with equity whenever possible, however, during 2000, the Company raised approximately $272,000 in the form of promissory notes. Since year-end, the Company has converted approximately $152,000 of such debt into common stock.

The Company's consolidated financial statements have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management recognizes that the Company must generate additional investment in a timely manner to maintain its current level of development and launch timeframe. If such investment is delayed, management will be required to reduce the Company's operations. The Company plans to seek private placements of equity capital to fund its operations but has no commitments at date of this report for funding.

As of December 31, 2000, there were no material commitments for capital expenditures.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

The Company had no revenue in 2000 or 1999. The Company incurred $1,274,834 in 2000 and $612,418 in 1999 in general and administrative expenses. The Company incurred $333,000 in license fees in 2000 versus $31,990 in 1999. The Company had $257,250 in 2000 and $70,100 in 1999 for consulting fees. In 2000 the legal and professional fees went down to $50,301 from $141,061 in 1999. Other administrative expenses increased to $120,671 in 2000 from $44,518 in 1999. The largest single area of increase was $466,880 for salaries in 2000 compared to $203,199 in 1999.

The Company incurred a loss on operations of ($1,274,835) in 2000 compared to ($612,418) in 1999. The Company had a net loss of ($1,230,269) in 2000 after interest income of $9,105 and interest expense of ($54,471). In 1999 the net loss was ($613,218). The loss per share was ($.02) in 2000 and 1999.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Siegel, Smith & Garber, LLP have audited the Company's records since inception. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On April 14, 2000, the Company entered into a merger agreement with Marathon Marketing Corporation for the purposes of attaining a listing on a public exchange. The business combination was originally accounted for under the purchase method. During the annual audit, it was mutually agreed, given the recent clarification of the SEC's position regarding accounting for business combinations, that the most appropriate method for accounting for the combination was as a reorganization. As a result, there should have been no goodwill associated with the transaction. The $622,000 amount booked as goodwill, as well as accumulated amortization of $440,000 was reversed in the fourth quarter. The year-end financial statements reflect the appropriate treatment of the transaction.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
-------------------------------------------------------------------------------

DIRECTORS

(a) The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

DIRECTORS

NAME                       AGE      PRINCIPAL OCCUPATION                  SINCE
----                       ---      -----------------------               -----
Daniel P. Murphy           31       Founder, President, Chief Executive     1998
                                    Officer, Chairman and Director

Alejandro Trujillo         31       Founder, Chief Technology Officer       1998
                                    and Director

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                       AGE      POSITION WITH COMPANY                 TERM
----                      -----     ----------------------                -----
Daniel P. Murphy           31      Chairman of the Board, President and  4 years
                                    Chief Executive Officer

Alejandro Trujillo         31      Chief Technology Officer              2 years

Andrew P. Patient          30      Chief Financial Officer, Treasurer
                                    and Secretary                        2 years

Brett A. Cohen             33      Vice President, Public Relations       Annual

Douglas Abbott             42      Vice President, Business Development   Annual


(b)  Identification of Certain Significant Employees.  None

(c)  Family Relationships.  None

(d)  Business Experience

The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

   Daniel P. Murphy, President, Chief Executive Officer, Chairman and Director

Mr. Murphy is a co-founder, President/Chief Executive Officer, and Chairman of the Board of the Company. His primary responsibility is to develop and maintain the Company vision, oversee all areas and Company departments, approve all financial obligations, seek business opportunities and strategic alliances with other organizations, and plan, develop and establish policies and objectives of business organization in accordance with board directives and Company charter. Mr. Murphy, educated at the University of California, San Diego (UCSD) in the field of Urban Studies and Planning, has an entrepreneurial background in marketing, sales and business development arising through his tenure as the Principal of a wholesale belt manufacturing company from 1990 to 1992. Mr. Murphy was in charge of all aspects of business operations including advertising, marketing, administration, sales, manufacturing and design. Mr. Murphy also has experience in operations management.

         Alejandro Trujillo, Chief Technology Officer, Director

As a co-founder, Director and Chief Technology Officer of the Company, Mr. Trujillo's primary responsibility is to plan and implement the technical development of the Company. Mr. Trujillo, educated at the University of California, San Diego (UCSD) in the field of Cognitive Science, has an extensive background within the programming and Internet industry. During his tenure as the Vice President of Production of an emerging multimedia corporation, Mr. Trujillo handled all aspects of his division, including project management, coordinator, and operations management.

         Andrew P. Patient, Chief Financial Officer and Secretary

As the Chief Financial Officer and Secretary, Mr. Patient's primary responsibility is to direct and coordinate financial programs to provide for new or continuing operations in order to maximize return on investments. Mr. Patient is a Certified Public Accountant and Canadian Chartered Accountant. His experience includes seven years of public accounting experience in both the U.S. and Canada working with clients from small owner-operated businesses to large multi-national public companies. Mr. Patient has spent the last two and a half years serving as Chief Financial Officer of a publicly-traded multimedia company where he was an integral part of structuring and preparing private placement offerings, raising capital and taking the Company public. Mr. Patient has in-depth experience with investor relations and shareholder communications as well as a strong background in all financial aspects of business, including budgeting, projections, cash flow management, financing alternatives, internal controls and financial reporting.

         Mauricio Tellez, Senior Vice President, Global Alliances

Mr. Tellez's primary responsibility is to seek business opportunities and strategic alliances with other national governments and organizations. Mr. Tellez received a Bachelor of Science in Political Science/International Relations from University of California, Los Angeles (UCLA). Mr. Tellez has held several increasingly senior sales positions in the field of developing strategic alliances, channel management and international sales. Over the years he has held area sales and management positions in Pitney-Bowes Corporation, a Fortune 100 Company and Rentas y Ventas de Tijuana S.A. de C.V. More recently he held the position of Regional Director for Latin America for Datron World Communications. This position has solidified his expertise in managing and promoting the intricacies of international sales and overseeing the regional channel management network. Mr. Tellez was instrumental in negotiating and obtaining the Company's lottery licenses.

         Douglas Abbott, Senior Vice President, Business Development

Mr. Abbott's primary responsibility is to develop strategic alliances and secure corporate sponsorships for the game show and the PlanetLotto websites. Doug Abbott graduated from San Diego State University in 1983 with a Bachelor of Arts in Applied Arts and Sciences in Advertising. Mr. Abbott joined the Company in September 1998 as Executive Producer in charge of television programming. He moved to his current position, Senior Vice President of Programming in February 1999. Mr. Abbott has an extensive background in the entertainment industry, including more than twelve years in numerous supervisory positions in advertising agencies, and film and video production.

         Brett A. Cohen, Senior Vice President, Public Relations

Ms. Cohen's primary responsibility is to build and maintain positive global awareness for the company through the public relations department. Ms. Cohen has extensive public relations experience through the conception, design, development and management of global special events for Presidents and CEOs through her association with the Young Presidents' Organization. Regions of responsibility included Eastern and Western Europe, Africa, South America, the Middle East and the United States where she lead on-site management and public relation operations in 22 countries. Ms. Cohen served as project liaison to internal teams, corporate sponsors and speakers including industry experts, CEOs and Heads of State. She was previously the head of marketing and public relations for Southern Methodist University and has a ten-year background in public relations, marketing and journalism. Ms. Cohen holds a Bachelors degree from Columbia University.

(e)  Committees of the Board of Directors

     During 2000, the Board of Directors met on nine occasions. All directors attended 100% of the meetings of the Board during 2000.

     The Company is currently actively seeking additional Board members and has identified several potential candidates in the areas of finance, gaming and technology. It is the intent of the Company to instate an additional 3 members to the Board in the 2001 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

(a) Officer's Compensation

     The following table sets forth the compensation by the Company of the Chief Executive Officer and the four most highly compensated other executive officers of the Company in 2000, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2000.

                               ANNUAL COMPENSATION
                      -------------------------------------
                                                             OTHER     LONG-TERM
                                                             ANNUAL    AWARDS OF
NAME AND                            SALARY       BONUS    COMPENSATION   OPTIONS
PRINCIPAL POSITION       YEAR         ($)         ($)         $)        (# SHS)
------------------   --------   -----------    ----------  ----------- ---------
Daniel P. Murphy         2000       90,000       -0-          -0-       250,000
  Chairman of the Board  1999       63,333       -0-          -0-            -0-
  President and Chief
  Executive Officer

Alejandro Trujillo       2000       88,333       -0-          -0-       250,000
  Director, Chief        1999       63,333       -0-          -0-            -0-
  Technology Officer

Andrew P. Patient        2000       86,250       -0-          -0-       250,000
  Chief Financial        1999       18,750       -0-          -0-            -0-
  Officer and Secretary

Douglas Abbott           2000       52,500       -0-          -0-            -0-
  Senior Vice-President  1999           -0-      -0-       4,750(1)          -0-
  Business Development

BRETT A. COHEN           2000       70,000       -0-      50,000(2)          -0-
  Senior Vice-President  1999           -0-      -0-          -0-            -0-
  Public Relations

------------------------------
(1) Mr. Abbott was a consultant to the Company for a short period in 1999, and as a result was compensated with cash on an hourly basis for his services.

(2) Ms. Cohen was granted 50,000 shares of common stock as part of her employment agreement. The Company valued the shares at their estimated fair market value at the time of grant.

(b)      Directors' Compensation

     The Company's director compensation program provides that each director who does not receive other direct compensation from the Company is eligible to receive upon his or her initial election to the Board a warrant to purchase 100,000 shares of the Company's common stock at the market price at the date of grant. Each warrant has a term of five years. No warrants have yet to be granted under this program, as all members of the current Board receive other direct compensation from the Company.


                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 2000)

                        Cash Compensation               Security Grants
----------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
----------------------------------------------------------------------------------------------------------------
Daniel P.      2000         0      0         0         0              0                   0         0
 Murphy, (1)   1999         0      0         0         0              0                   0         0
Director


Alejandro      2000         0      0         0         0              0                   0         0
Trujillo, (1)  1999         0      0         0         0              0                   0         0
Director

(1) Both Mr. Murphy and Mr. Trujillo were compensated and have options and incentive participation pursuant to their Employment Contracts as Officers. Details of compensation are shown in Officers Compensation above and Employment Agreements below.


EMPLOYMENT AGREEMENTS

     In April 2000, as a result of the reorganization, the Company entered into new employment agreements with Daniel P. Murphy, its Chairman of the Board, President and Chief Executive Officer, Alejandro Trujillo, its Chief Technology Officer and Director, and Andrew P. Patient, its Chief Financial Officer and Secretary. Mr. Murphy's employment contract is for an initial term of four years. The employment agreement provides for a minimum base salary of $80,000 in its first year, with requirements for minimum increase of 50% each January 1. Mr. Murphy is eligible for a performance bonus based on the greater of 1% of the Company's operating income or a calculation based on the Company's increased market value. No bonus was triggered under this clause during 2000. In addition, Mr. Murphy is eligible to receive an annual stock incentive bonus equal to 1% of the Company's outstanding shares and participate in the Company's Incentive Stock Option Plan. No shares or options were granted for 2000 under the terms of the contract. The agreement further provides that in the event of the termination of Mr. Murphy's employment by the Company without cause, the Company will pay Mr. Murphy his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately. In the event of the termination of Mr. Murphy's employment by the Company as a result of change in control, the Company will be required to pay Mr. Murphy a termination fee equal to 10 times his annual base salary, plus any accrued bonuses or other incentive compensation. Mr. Trujillo's employment contract is for an initial term of two years. The employment agreement provides for a minimum base salary of $80,000 in its first year, with requirements for minimum increase of 20% each January 1. Mr. Trujillo is eligible for a performance bonus based on the greater of 0.25% of the Company's operating income or a calculation based on the Company's increased market value. No bonus was triggered under this clause during 2000. In addition, Mr. Trujillo is eligible to receive an annual stock incentive bonus equal to 0.25% of the Company's outstanding shares and participate in the Company's Incentive Stock Option Plan. No shares or options were granted for 2000 under the terms of the contract. The agreement further provides that in the event of the termination of Mr. Trujillo's employment by the Company without cause, the Company will pay Mr. Trujillo his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately. Mr. Patient's employment contract is for an initial term of two years. The employment agreement provides for a minimum base salary of $80,000 in its first year, with requirements for minimum increase of 25% each January 1. Mr. Patient is eligible for a performance bonus based on the greater of 0.25% of the Company's operating income or a calculation based on the Company's increased market value. No bonus was triggered under this clause during 2000. In addition, Mr. Patient is eligible to receive an annual stock incentive bonus equal to 0.25% of the Company's outstanding shares and participate in the Company's Incentive Stock Option Plan. No shares or options were granted for 2000 under the terms of the contract. The agreement further provides that in the event of the termination of Mr. Patient's employment by the Company without cause, the Company will pay Mr. Patient his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth individual grants of stock options and stock appreciation rights made during 2000 to each of the executive officers named in the Summary Compensation Table above. There were no grants of stock appreciation rights (SARs) to any officers in 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                           INDIVIDUAL GRANTS
                           ------------------------------
                           NUMBER OF        % OF TOTAL
                           SECURITIES       OPTIONS           EXERCISE
                           UNDERLYING       GRANTED TO        OR BASE
                           OPTIONS          EMPLOYEES         PRICE       EXPIRY
NAME                       GRANTED (#)      IN FISCAL YR      ($/SH)       DATE
---------                  ------------     --------------    -------    ------
Daniel P. Murphy           250,000            33.3%             1.10     3/1/10
Alejandro Trujillo         250,000            33.3%             1.10     3/1/10
Andrew P. Patient          250,000            33.3%             1.00     3/1/10

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

     The following table sets forth each exercise of stock options made during the year ended December 31, 2000 by the current Chief Executive Officer, and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 2000. There were no exercises or holdings of stock appreciation rights by any officers during 2000, and there are no outstanding stock appreciation rights.

                           SHARES                             NUMBER OF
                           ACQUIRED ON      VALUE    UNEXERCISED OPTIONS
NAME                       EXERCISE (#)    REALIZED         AT YEAR END
--------                   --------------- --------  ---------------------
Daniel P. Murphy           750,000          $400,000         -0-
Alejandro Trujillo         750,000          $400,000         -0-
Andrew P. Patient          400,000          $287,500         -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

To the Company's knowledge,  during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were not complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of March 31, 2001, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

TITLE        NAME OF                       AMOUNT OF         PERCENT
OF CLASS     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP   OF CLASS(1)
----------   ----------------        --------------------   --------------
Common Stock Prudential Overseas          6,048,000            9.19%
             Company, Ltd.




(1) With respect to the Common Stock, percentages shown are based upon 65,836,800 shares of Common Stock actually outstanding as of December 31, 2000.

(b) The following table sets forth as of March 31, 2001, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

 TITLE          NAME OF                   AMOUNT OF                  PERCENT
OF CLASS     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP           OF CLASS(1)
----------   ----------------        -------------------            -----------
Common Stock   Daniel P. Murphy          15,750,000(1)                 23.92%
               President, Chairman
               CEO & Director



               Alejandro Trujillo        15,750,000(2)                 23.92%
               Chief Technology Officer
                & Director


               Andrew P. Patient          6,750,000(3)                 10.25%
               CFO, Treasurer,
               & Secretary


               Douglas Abbott               900,000                     1.37%
               Vice President
               Business Development


               Brett A. Cohen               450,000                        *
               Vice President
               Public Relations


*  Less than 1% of the class.

(1) Includes 6,750,000 shares pledged against payment of a promissory note to the Company in the amount of $400,000 used to exercise the options under which the shares were acquired. Mr. Murphy has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

(2) Includes 6,750,000 shares pledged against payment of a promissory note to the Company in the amount of $400,000 used to exercise the options under which the shares were acquired. Mr. Trujillo has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

(3) Includes 3,600,000 shares pledged against payment of a promissory note to the Company in the amount of $287,500 used to exercise the options under which the shares were acquired. Mr. Patient has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The 1999 Omnibus Stock Plan (the "Executive Plan"), approved by shareholders in 1999, was implemented in March, 2000 with 3 employees participating. Under the terms of the Executive Plan, eligible key employees were granted the right to purchase shares of the Company's Common Stock at the market price, or in the case of owners of 10% or more of the outstanding shares 110% of the market price, which was $1.00 per share at the time of purchase. Participating employees financed the purchases of these shares through promissory notes from the Company at the Federal Rate for Mid-Term Funds, payable over five years. The loans were fully-recourse to the participating employees but were guaranteed by 150% of the number of shares acquired through the note. Sales of the shares purchased under the Plan are subject to the restrictions of unregistered securities.

On April 12, 2000, Berkshire Capital Partners, Inc. entered into a Share Purchase Agreement with the control shareholders of Marathon Marketing Corp. in which Berkshire Capital Partners, Inc. was to acquire all 672,000 shares outstanding of the Registrant from the certain shareholders for purpose of accomplishing a Merger of InterSpace Enterprises, Inc. and Marathon Marketing Corp. The Agreement was subsequently cancelled and Prudential Overseas Company, Ltd. acquired 672,000 shares. Prudential Overseas Company, Ltd. exchanged 672,000 shares to InterSpace Enterprises, Inc. for 672,000 shares of its stock on April 17, 2000.

On April 17, 2000, InterSpace Enterprises, Inc. completed a Share Exchange Agreement with shareholders of Marathon Marketing Corp. in which InterSpace Enterprises, Inc., a Delaware corporation, acquired all 672,000 shares outstanding of the Registrant for the purposes of accomplishing a Merger of Marathon Marketing Corp. and InterSpace Enterprises, Inc. The Merger was subsequently completed.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a) Financial Statements and Schedules. The following financial statements and schedules for InterSpace Enterprises, Inc. as of December 31, 2000 are filed as part of this report.

     (1) Financial statements of InterSpace Enterprises, Inc. (formerly Marathon Marketing Corp.) and subsidiaries.

                                                                     Page

Cover Page

Contents to Financial Statements                                      F-1

Independent Auditor's Report for years ended
December 31, 2000                                                     F-2

Consolidated Balance Sheet at end of December 31, 2000                F-3

Consolidated Statement of Operations at end of December 31, 2000      F-4

Consolidated Statement of Cash Flows at end of December 31, 2000      F-5

Consolidated Statement of Stockholders' Equity at end of
December 31, 2000                                                     F-6-F-7

Notes to the Consolidated Financial Statements                        F-8-F-14

     (2) Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

SK#                      Name of Exhibit                    Page No.

                         8-K                           Incorporated by Reference
                                                       as filed with the
                                                       Securities & Exchange
                                                       Commission on 12/10/99
                                                       under file #0-28465

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 16, 2001
                                             INTERSPACE ENTERPRISES, INC.

                                             by:/s/Daniel P. Murphy
                                             ----------------------------
                                             Daniel P. Murphy, President

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              Chairman of the Board, President   April 16, 2001
/s/Daniel P. Murphy           Chief Executive Officer & Director
------------------
Daniel P. Murphy


                              Chief Technology Officer and       April 16, 2001
/s/Alejandro Trujillo         Director
-----------------
Alejandro Trujillo


                              Chief Financial Officer,           April 16, 2001
/s/Andrew P. Patient          Treasurer, and Secretary
-----------------
Andrew P. Patient



/s/Brett A. Cohen             Vice President, Public Relations   April 16, 2001
------------------
Brett A. Cohen



                              Vice President,                    April 13, 2001
/s/Douglas Abbott             Business Development
------------------
Douglas Abbott

                          INTERSPACE ENTERPRISES, INC.
                        (A Developmental Stage Company)


                              FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2000



                             SIEGEL, SMITH & GARBER
                          Certified Public Accountants

                        INTERSPACE ENTERPRISES, INC. AND SUBSIDIARIES

                                  AUDIT REPORT
                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S

   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  F-2

   Consolidated Balance Sheet as of December 31, 2000 and 1999.....    F-3

   Consolidated Statement of Operations For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . . . . . .        F-4

   Consolidated Statement of Cash Flows For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . . . . .          F-5

   Consolidated Statement of Stockholders' Equity For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . .                F-6-F-7

   Notes to the Consolidated Financial Statements . .. . .             F-8-F-14

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           SIEGEL, SMITH & GARBER, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               FINANCIAL ADVISORS
                          Member American Institute of
                          Certified Public Accountants

                        400 S. Sierra Avenue, Suite 100
                         Solana Beach, California 92075
                               Tel. 858.792.8606
                                Fax 858.792.8608


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
InterSpace Enterprises, Inc.
7825 Fay Avenue, Suite 200
La Jolla, CA  92037


We have audited the accompanying balance sheet of InterSpace Enterprises, Inc., (A development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows years ended and from June 30, 1998, date of inception, through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterSpace Enterprises, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended and from June 30 1998, date of inception, through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Siegel, Smith & Garber LLP

Siegel, Smith & Garber LLP
Solana Beach, California
April 5, 2001

                                 INTERSPACE ENTERPRISES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET
                                         DECEMBER 31,

                                           ASSETS

                                                                   2000              1999
-----------------------------------------------------------------------------------------------
CURRENT ASSETS

     Cash                                                    $        17,343   $        10,223
     Prepaid expenses                                                 14,750                 0
-----------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                          32,093            10,223

FIXED ASSETS

     Computer and office equipment                                    11,281             9,299
     Accumulated depreciation                                         (4,315)           (1,968)
-----------------------------------------------------------------------------------------------
       TOTAL PROPERTY AND EQUIPMENT                                    6,966             7,331
-----------------------------------------------------------------------------------------------
          TOTAL ASSETS                                       $        39,059   $        17,554
===============================================================================================


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                        $       260,053   $       147,737
     Notes payable                                                   136,000
     Accrued payroll liabilities                                     279,332           110,527
     Accrued income tax                                                1,600               800
     Convertible notes payable                                       136,000
     Accrued interest                                                  9,105
     Current portion long term debt                                      930               719
-----------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                     823,020           259,783

LONG TERM LIABILITIES                                                  1,111             2,227

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                                        658            40,002
     Additional paid in capital                                    2,313,532           402,438
     Accounts receivable subscribed-related parties               (1,187,097)           (5,000)
     Accumulated deficit during development stage                 (1,912,165)         (681,896)
-----------------------------------------------------------------------------------------------
       Total stockholders' equity                                   (785,072)         (244,456)
-----------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $        39,059   $        17,554
===============================================================================================


                 See Accompanying Notes to Financial Statements

                                INTERSPACE ENTERPRISES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31 AND INCEPTION TO DATE

                                                                                    From Inception
                                                                                    June 30, 1998
                                                                                       Through
                                                         2000          1999        December 31,2000
    --------------------------------------------------------------------------------------------------
REVENUES

RESEARCH AND DEVELOPMENT                                                                        5,059

ADMINISTRATIVE AND SELLING EXPENSES

    License fees                                           333,000        31,990              373,000
    Consulting                                             257,250        70,100              330,825
    Depreciation and amortization                            2,347         1,660                4,315
    Legal and professional                                  50,201       141,061              201,517
    Marketing and promotion                                 14,468        85,163               99,631
    Office expense                                          24,241        31,076               59,365
    Other administrative expenses                          120,671        44,518              168,209
    Rent                                                     5,777         3,651               10,823
    Salaries                                               466,880       203,199              702,387
                                                   ---------------------------------------------------
       TOTAL ADMINISTRATIVE EXPENSE                      1,274,835       612,418            1,950,072
                                                   ---------------------------------------------------
         NET LOSS FROM OPERATIONS                       (1,274,835)     (612,418)          (1,955,131)

OTHER (INCOME) EXPENSE
    Interest income                                        (54,471)                           (54,471)
    Interest expense                                         9,105                              9,105
                                                   ---------------------------------------------------
       TOTAL OTHER (INCOME) EXPENSE                        (45,366)                           (45,366)

INCOME TAXES                                                   800           800                2,400

                                                   ---------------------------------------------------
         NET INCOME                               $     (1,230,269)     (613,218)          (1,912,165)
                                                   ===================================================


    Weighted Average Shares                             58,321,405    32,206,741
    Loss per share                                           (0.02)        (0.02)


                       See Accompanying Notes to Financial Statements


                         INTERSPACE ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31 AND FROM INCEPTION, JUNE 30, 1998
                           THROUGH DECEMBER 31, 2000
                                                                                              From Inception
                                                                                               June 30, 1998
                                                                                                  Through
                                                              2000             1999          December 31,2000
                                                          --------------   --------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                           $    (1,230,269) $      (613,218) $          (1,912,165)
     Adjustments  to  reconcile  net income to net cash
     provided  by  operating activities:
         Depreciation                                             2,347            1,660                  4,315
         Stock for services                                     469,000          158,475                630,950
         Changes in:
         Prepaid expense                                        (14,750)               0                (14,750)
         Accounts payable                                       112,316          147,737                260,053
         Accrued interest                                         9,105                0                  9,105
         Accrued payroll expenses                               168,805           91,684                279,332
         State tax payable                                          800              800                  1,600

                                                            ----------------------------------------------------
Net Cash Used in Operating Activities                          (482,646)        (212,862)              (741,560)

CASH FLOWS FROM INVESTING ACTIVITIES
         Accrued interest related parties                       (54,471)               0                (54,471)
         Computer and equipment purchases                        (1,982)          (5,815)                (8,335)
         Note receivable (payments)                                                3,000                      0

                                                            ----------------------------------------------------
Net Cash Used by Investing Activities                           (56,453)          (2,815)               (62,806)

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                                          136,000                0                145,200
         Sale of common stock                                   275,124          212,990                550,614
         Repayment of notes                                        (905)          (9,200)               (10,105)
         Convertible notes                                      136,000                0                136,000

                                                            --------------------------------------------=-------
Net Cash Provided by Financing Activities                       546,219          203,790                821,709

         Net Increase in Cash                                     7,120          (11,887)                17,343

     Cash, beginning of the year                                 10,223           22,110                      0
----------------------------------------------------------------------------------------------------------------
     Cash, December 31                                  $        17,343  $        10,223  $              17,343
================================================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
     Stock issued for a Lottery license                 $       333,000  $                $             333,000
     Stock for consulting service                       $       136,000  $                $             136,000
     Acquisition of computer on note                    $                $         2,946  $               2,946

SUPPLEMENTAL INFORMATION:
         Interest paid                                  $           353  $           413 $                    0
         Taxes paid                                     $             0  $             0 $                    0


                                             F-5
                           See Accompanying Notes to Financial Statements

                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM INCEPTION, JUNE 30, 1998 THROUGH DECEMBER 31, 2000
                                             Common Stock         Additional Paid      Accounts       Accumulated
      Date          Description           Shares       Dollars      in Capital     Rec. Subscribed      Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------
                 Beginning                  -             -             -                                  -                -
                    balance

June 30,1998     Shares issued             3,475,000        3,475                                                           $ 3,475
                    to founders
Nov 24,1998      Shares issued               120,000        $ 120       $ 59,880                                           $ 60,000
                    for cash
Nov 24,1998      Shares issued                 5,000          $ 5        $ 2,495                                            $ 2,500
                    for services
Dec. 31,1998     Net loss                                                                                  $ (68,678)     $ (68,678)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                  3,600,000      $ 3,600       $ 62,375                           $ (68,678)      $ (2,703)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                       183,200        $ 183      $ 220,307           $ (5,000)                      $ 215,490
Shares issued for services                   242,000        $ 242      $ 155,758                                          $ 156,000
Nov. 2, 1999     Cancelled Stock             (25,000)       $ (25)                                                            $ (25)
Nov. 18, 1999    Reincorporating                         $ 36,002      $ (36,002)                                               $ -
Dec. 31,1999     Net loss                                                                                 $ (613,218)    $ (613,218)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                  4,000,200     $ 40,002      $ 402,438           $ (5,000)      $ (681,896)    $ (244,456)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                           See Accompanying Notes to Financial Statements




                                                                F-6

                                                   INTERSPACE ENTERPRISES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM INCEPTION, JUNE 30, 1998 THROUGH DECEMBER 31, 2000
                                             Common Stock         Additional Paid      Accounts       Accumulated
      Date          Description           Shares       Dollars      in Capital     Rec. Subscribed      Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
January, 2000    Cash Received                                                              $ 5,000                         $ 5,000
                 Shares issued for cash       99,000        $ 990      $ 195,510                                          $ 196,500
March, 2000      Officer Options           1,900,000     $ 19,000    $ 1,068,500        $(1,087,500)                            $ -
March, 2000      Exercised options           175,000      $ 1,750      $ 117,000          $ (45,126)                       $ 73,624
March, 2000      Stock for Services          469,000      $ 4,690      $ 464,310                                          $ 469,000
April, 2000      Merger                      672,000     $(66,359)      $ 66,359                                                $ -
July, 2000       Dividend 8 X 1           58,521,600        $ 585         $ (585)                                               $ -
December 31      Interest on Notes                                                        $ (54,471)                      $ (54,471)
Dec. 31,2000     Net loss                                                                                $(1,230,269)   $(1,230,269)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                 65,836,800        $ 658    $ 2,313,532        $(1,187,097)     $(1,912,165)    $ (785,072)
====================================================================================================================================


                                           See Accompanying Notes to Financial Statements
                                                                 F-7

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Interspace Enterprises, Inc. (the "Company") was originally incorporated in the State of Nevada on June 30,1998. The Company reincorporated as a Delaware Corporation on November 17, 1999. Additionally, on April 14, 2000 the Company entered into a stock exchange with Marathon Marketing Corp., ("MM") a Colorado
Corporation. The Company issued 672,000 shares of common stock for all the outstanding shares of MM. MM became a wholly owned subsidiary. The Company then merged with its wholly owned subsidiary becoming a Colorado Corporation under the name of InterSpace Enterprises, Inc. The transaction was accounted for as a reverse reorganization.

The Company plans to develop a website "PlanetLotto.com", incorporating a global lottery combined with an interactive half-hour game show. International viewers will have the potential to win cash and will be able to watch a weekly game show tailored to meet the needs of diverse international participants. Guests may enter any weekly jackpot by purchasing a $2.00 (US) entry and selecting their lucky numbers. Guests may also purchase PlanetLotto.com merchandise online. All transactions will be secured through an established online credit card transaction company. All ticket purchases will be confirmed via e-mail.

DEVELOPMENT STAGE OPERATIONS

Since inception, June 30, 1998, the Company has devoted significantly all of its efforts to development of its business plan, a web site, obtaining capital resources and obtaining lottery licenses. Therefore, the Company is considered a development stage company as described in SFAS No. 7.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE

NET LOSS PER SHARE IS CALCULATED IN ACCORDANCE WITH SFAS128, EARNINGS PER SHARE for the period presented. Basic net loss is based upon the weighted average number of common shares outstanding. Diluted loss per share is based on the assumption that all-dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

COMPREHENSIVE INCOME

THE COMPANY HAS ADOPTED SFAS 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

REPORTABLE OPERATING SEGMENTS

SFAS 131, SEGMENT INFORMATION, amends the requirements for companies to report financial and descriptive INFORMATION ABOUT THEIR REPORTABLE operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company currently is the development stage and does not have reportable operating segments.

CASH AND CASH EQUIVALENTS

Cash equivalents include cash on hand and in banks.

ACCOUNTING METHOD

The Company uses the accrual method of accounting, which recognizes income as it is earned and expenses as they are incurred.

EQUIPMENT AND DEPRECIATION

Property and equipment are carried at historical cost. Depreciation is computed using the straight-line method over the useful life of the asset. Asset lives are five years for equipment and software. Total depreciation from June 30, 1998, date of inception, through December 31, 2000 was $4,315, which represents $2,347 for the current calendar year, $1,660 for 1999 and $308 for the period of inception through December 31, 1998. The Company uses the modified accelerated cost recovery method for income tax purposes.

INCOME

Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss ("NOL") as of December 31, 1999 of approximately $700,000 for federal purposes and $350,000 for State tax purposes. This NOL will be gin to expire in the year 2013 if not previously utilized.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based non-employee compensation. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market valued of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) NO. 101, REVENUE RECOGNITION, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE B - NOTES PAYABLE

The Company has obtained from two interested parties a total of $136,000 in informal loans to meet the Company's day-to-day cash operating needs. The loans total $16,000 from one party and $120,000 from the second. Neither party has asked the Company to collateralize the loan, sign notes or state an interest rate. The Company intends to repay these parties when significant funding has been obtained. These notes are demand notes and therefore classified as a current liability. The Company has accrued $3,441 interest at a rate of 10 percent on these friendly advances. Subsequent to year-end the $16,000 note was converted to 57,600 shares of the Company's common stock.

The Company has assumed a liability from an officer of the Company for approximately $2,000. The Officer used his personal credit to acquire computer equipment on a revolving credit basis. The loan is unsecured and bears 18% interest annually.

The following table represents the annual principal payments due on the revolving credit over the next five years:

                                                 YEAR                  AMOUNT
                                           2001                        $    930
                                           2002                        $ 1,110
                                           2003                        $    -0-
                                           2004                        $    -0-
                                           2005                        $    -0-

NOTE C - CONVERTIBLE NOTES PAYABLE

In August 2000 the Company raised $136,000 of capital via unsecured convertible notes. The terms of the notes are one (1) year with interest at 10% annually. The notes are convertible to equity at either the note holders' wishes or, if certain events occur within the Company, the Company has the right to convert. At December 31, 2000 no note holders or events had occurred to trigger conversion and the Company accrued $5,664 of interest payable on these notes. Subsequent to year-end the Company's stock traded on the National Association of Securities Dealers, Over-The-Counter Bulletin Board, in excess of the benchmark established in the Convertible Note Agreement. Therefore, the Company has converted all notes to stock subsequent to December 31, 2000.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE D - INCOME TAXES

Income tax expense of $800 represents the minimum California franchise tax for the year ended December 31, 2000. The deferred income taxes consisted of the following as of December 31, 2000, 1999 and 1998.

                                                      2000      1999       1998
 Deferred tax asset:
    NOL                                            $175,800   $106,200 $ 68,700
--------------------------------------------------------------------------------
         Total deferred tax asset                  $175,800   $106,200 $ 68,700
         LESS: VALUATION ALLOWANCE                 (175,800   (106,200) (68,700)
      --------------------------------------------------------------------------
                    Net deferred tax asset         $      -     $    -  $     -
===============================================================================
  Change in valuation allowance                   $  69,600  $  37,500 $ 68,700


Deferred tax assets relates to the Company's net operating loss from inception through December 31, 2000. The net operating loss totals $1,900,000 as of December 31, 2000 and begins to expire in 2013. A valuation allowance has been provided against this deferred tax asset as it more likely than not that the deferred tax asset will not be realized.

NOTE E - PREFERRED STOCK

The Company has authorized 40,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2000 and 1999 no preferred shares were issued and outstanding.

NOTE F - COMMON STOCK

The Company has authorized 200,000,000 shares of $0.00001 par value common stock. On December 31, 2000 and 1999 there were 65,836,800 (post dividend) and 4,000,200 (pre dividend) shares issued and outstanding, respectively. During 2000, prior to the stock dividend the Company sold 99,000 shares totaling $222,500 less a $26,000 commission. Additionally, 136,000 shares, (pre dividend) were issued for services, valued at $136,000 and 333,000 shares were issued for a license in Ecuador. The shares issued for services and the license were valued at what management believed was the value of the stock issued, $1.00 per share.

On July 14, 2000, the Board of Directors announced a nine-for-one split of InterSpace common stock. The nine-for-one split was effected in the form of an 800% stock dividend paid to stockholders of record as of the close of business on July 14, 2000. All share and per share data reflect this split.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE G - NON-MONETARY TRANSACTIONS

The Company initiated a policy, whereby a fifteen-percent commission is paid for referrals of investors in the Company's stock. During 2000 and 1999 the Company paid $26,000 and $33,260 respectively for referrals.

On February 9, 2000 the Company issued 2,997,000 shares, (post dividend), of common stock to The Association of Ecuador for a license to operate an internet lottery in Ecuador for a ten year period or until terminated. The Company will pay a 1.5% commission to The Association of Ecuador for each lotto ticket sold in Ecuador. The Company valued the transaction at $333,000. The value was based upon what management believed to be the value of the stock between a willing buyer and a willing seller at that point in time. Various stock transactions occurred at other prices during this time period. However, management believes that the transactions were limited and the Company encountered resistance from certain buyers at higher stock price.

Additionally, the Company issued 1,224,000 (post dividend) shares for certain consulting and advisory services provided to the Company. The Company valued these transactions at what they believed to be the fair market value of the services. The value for these services also approximates what management believes to be the value of the stock.

NOTE H - RELATED PARTY TRANSACTIONS

The Company currently has assumed a liability from an officer of the Company for approximately $2,000. The Officer used his personal credit to acquire computer equipment on a revolving credit basis. The loan is unsecured and bears 18% interest annually, (see Note B).

Certain officers and consultants were granted options to purchase stock of the Company in 1999. In March 2000 all outstanding options totaling 18,675,000 shares (post dividend), at a cost of $1,206,250 were exercised. The options exercised by the officers for 17,100,000 shares however, were completed by promissory notes to the Company for $1,087,500 and interest at the annual Federal mid-term rate. Total accrued interest at December 31, 2000 was $54,471. The interest was accrued on officer notes only. The Company has a balance owing to one consultant, that converted options, which approximates the amount of the note receivable. Additionally, the remaining consultant has paid $25,000 cash and provided services, which have been applied to the note.

The options exercised by the consultants have been offset in part by services and or amounts owed to the consultants. As of December 31, 2000 the consultants owed the Company $45,126 for the stock and the Company owed the consultants for services $18,750.

                          INTERSPACE ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE I - SUBSEQUENT EVENTS

The Company has converted the entire $136,000 of convertible notes to 272,000 shares of common stock. Additionally, the note holder of the $16,000 note converted their note to 57,600 shares of common stock.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company currently leases space for their corporate headquarters in an Executive Suite complex in the La Jolla area of San Diego, California. The Company pays a minimum amount of rent, ($185 monthly) for limited use of conference and meeting rooms. The Company is also charged for additional services such as secretarial services, call forwarding and facsimiles. During 2000 the Company paid $5,868 for these services and the service can be terminated on 30 days written notice.

The Company is currently obligated under the terms of an operating lease for an automobile used by the CEO. The lease was originally for 36 months, at $618 a month, and matures August 2002.

NOTE K - GOING CONCERN

At December 31, 2000 and 1999 the Company had a significant working capital deficit. Additionally, the Company has recurring losses during their development stage as well as negative stockholders' equity. These factors raise doubt about the Company continuing as a going concern.

Management continues to seek capital via the sale of common stock. The Company is also discussing financing alternatives with various investment groups. There can be no assurance that the Company will be successful in its efforts to raise adequate capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.