Form 10KSB/A
period 2000-12-31
INTERSPACE ENTERPRISES INC
filed 2001-05-08
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10KSB/A
                                Amendment No. 1


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

              Yes X    No
              -----    -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year: $0

Transitional Small Business Disclosure Format:

              Yes      No X
              -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $N/A - not publicly listed on 12/31/00

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2000: 65,836,800

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
-------                                                                 --------
                                 PART I

 1    Business.......................................................      4
 2    Properties..................................................         13
 3.   Legal Proceedings....................................................13
 4.   Submission of Matters to a Vote of Security Holders............      13

                                PART II

 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters...........................................     14
 6.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     14
 7.   Financial Statements and Supplementary Data.....................     16
 8.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure.....................................      16

                                PART III

 9.   Directors and Executive Officers of the Registrant..............     17
10.   Executive Compensation.........................................      20
11.   Security Ownership of Certain Beneficial Owners and
        Management.....................................................    24
12.   Certain Relationships and Related Transactions....................   26

                                PART IV

13.   Exhibits, Financial Statement Schedules and Reports on Form
        8-K.............................................................   27

Signature page.........................................................    28

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


No director, officer or affiliate of InterSpace Enterprises, Inc. and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to InterSpace Enterprises, Inc. or has a material interest adverse to it in reference to pending litigation.


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


The Company's financial statements have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.


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


The Company incurred a loss on operations of ($1,274,835) in 2000 compared to ($612,418) in 1999. The Company had a net loss of ($1,230,269) in 2000 after interest expense of ($9,105) and interest income of $54,471. In 1999 the net loss was ($613,218). The loss per share was ($.02) in 2000 and 1999.


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

   Daniel P. Murphy, President, Chief Executive Officer, Chairman and Director

Mr. Murphy, is the President and Founder of the Company and has served as its Chief Executive Officer since inception. Mr. Murphy is also the Chairman of the Board of Directors for Interspace Enterprises. Prior to founding the Company, Mr. Murphy was the Chief Operating Officer of American Boardsports Inc., an action board sports manufacturer and merchandising company, from 1997 to 1998. Prior to that, Mr. Murphy spent two years in operations management at Taco Bell Corporation. Mr. Murphy has worked as a business consultant for various companies from 1990 through 1996. Mr. Murphy, educated at the University of California, San Diego (UCSD) in the field of Urban Studies and Planning, has an entrepreneurial background in marketing, sales and business development arising through his tenure as the Principal of a wholesale belt manufacturing company from 1990 to 1992. Mr. Murphy was in charge of all aspects of business operations including advertising, marketing, administration, sales, manufacturing and design. His current primary responsibility is to develop and maintain the Company vision, oversee all areas and Company departments, approve all financial obligations, seek business opportunities and strategic alliances with other organizations, and plan, develop and establish policies and objectives of business organization in accordance with board directives and Company charter. Mr. Murphy also has experience in operations management.

         Alejandro Trujillo, Chief Technology Officer, Director

Mr. Trujillo is a co-founder, director and has served as the Company's Chief Technology Officer since June 1998. Mr. Trujillo is also a member of the Company's Board of Directors. Prior to working with the Company, Mr. Trujillo was the V.P. of Development for Netrom Inc., a multimedia development company, from 1996 through 1998. Mr. Trujillo, educated at the University of California, San Diego (UCSD) in the field of Cognitive Science, has an extensive background within the programming and Internet industry.

         Andrew P. Patient, Chief Financial Officer and Secretary

Mr. Patient has served as the Company's Chief Financial Officer and Secretary since 1999. Before joining Interspace, Mr. Patient held the position of Chief Financial Officer of Netrom, Inc., a multimedia development company, from 1997 to 1999. Prior to that, Mr. Patient worked for six years as a senior audit staff member with BDO Dunwoody in the Toronto area and later with an affiliate office in San Diego. Mr. Patient earned a Bachelors degree with honors from Brock University in 1994 and is a Certified Public Accountant and Canadian Chartered Accountant.

         Mauricio Tellez, Senior Vice President, Global Alliances

Mr. Tellez is the Company's Vice President of Global Alliances. Mr. Tellez works in a part-time capacity with the Company and concurrently as the Sales Director For Latin America and Europe for Datron, a tactical communications manufacturer. Mr. Tellez has been with Datron since 1994. Mr. Tellez Graduated from UCLA in 1991 with a Bachelors degree in Political Science and International Business.

         Douglas Abbott, Senior Vice President, Business Development

Mr. Abbott was a programming consultant to the Company in 1999 and hired as Senior Vice President, Business Development in February 2000. Prior to joining the Interspace Enterprises team Mr. Abbott was Senior Account Supervisor at
Granite Bridge Studios from July 1997 until September 1999. From March 1995 until June 1997 Mr. Abbott was Asst. VP/Business Development Officer for First National Bank, headquartered in San Diego, CA. Mr. Abbott graduated from San Diego State University in 1983 with a Bachelor of Arts degree in Applied Arts and Sciences in Advertising.

         Brett A. Cohen, Senior Vice President, Public Relations

Ms. Cohen joined the Company in January, 2000. Prior to that time she served three years as a Project Manager with the Young Presidents' Organization. Regions of responsibility included Eastern and Western Europe, Africa, South America, the Middle East and the United States. From 1995 to 1997, she held the position of Director of Marketing and Public Relations for Southern Methodist University. Ms. Cohen earned a Bachelors degree from Columbia University in 1989.


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
             Company, Ltd.
             Main Street, Charlestown,
             Nevis, BWI


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

 TITLE          NAME OF                   AMOUNT OF                  PERCENT
OF CLASS     BENEFICIAL OWNER        BENEFICIAL OWNERSHIP           OF CLASS(1)
----------   ----------------        -------------------            -----------
Common Stock   Daniel P. Murphy          15,750,000(1)                 23.92%
               President, Chairman
               CEO & Director
               7825 Fay Avenue, #200
               La Jolla, California 92037

               Alejandro Trujillo        15,750,000(2)                 23.92%
               Chief Technology Officer
                & Director
               7825 Fay Avenue, #200
               La Jolla, California 92037

               Andrew P. Patient          6,750,000(3)                 10.25%
               CFO, Treasurer,
               & Secretary
               7825 Fay Avenue, #200
               La Jolla, California 92037

               Douglas Abbott               900,000                     1.37%
               Vice President
               Business Development
               7825 Fay Avenue, #200
               La Jolla, California 92037

               Brett A. Cohen               450,000                        *
               Vice President
               Public Relations
               7825 Fay Avenue, #200
               La Jolla, California 92037

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


(b) Exhibits:

SK#                      Name of Exhibit                    Page No.

3.1                 Articles of Incorporation                    *
3.2                 Bylaws                                       *

* Incorporated by Reference as filed with the Securities & Exchange Commission on 12/10/99 under file #0-28465


(c) Reports on Form 8-K filed during the fiscal year ended December 31, 2000. (incorporated by reference):

                    8-K                6/27/00
                    8-K12g3            6/27/00
                    8-K12g3/a         11/15/00
                    8-K12g3/a         12/18/00

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 7, 2001
                                             INTERSPACE ENTERPRISES, INC.

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

                              Chairman of the Board, President   May 7, 2001
/s/Daniel P. Murphy           Chief Executive Officer & Director
------------------
Daniel P. Murphy

                              Chief Technology Officer and       May 7, 2001
/s/Alejandro Trujillo         Director
-----------------
Alejandro Trujillo

                              Chief Financial Officer,           May 7, 2001
/s/Andrew P. Patient          Treasurer, and Secretary
-----------------
Andrew P. Patient


/s/Brett A. Cohen             Vice President, Public Relations   May 7, 2001
------------------
Brett A. Cohen

                              Vice President,                    May 7, 2001
/s/Douglas Abbott             Business Development
------------------
Douglas Abbott

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