Form 10QSB
period 2001-03-31
INTERSPACE ENTERPRISES INC
filed 2001-05-11
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

As of March 31, 2001, there were 70,169,230 shares of $0.00001 par value common stock outstanding

                                      PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                      INTERSPACE ENTERPRISES, INC.
                                      (A Development Stage Company)
                                              Balance Sheet
                                               (Unaudited)

                                                ASSETS

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2001              2000
                                                                        --------------------------------
CURRENT ASSETS
     Cash                                                             $        10,740            17,343
     Prepaid Expenses                                                               -            14,750
     ---------------------------------------------------------------------------------------------------
        Total current assets                                                   10,740            32,093

FIXED ASSETS
     Computer and office equipment                                             11,281            11,281
     Accumulated depreciation                                                  (4,998)           (4,315)
     ---------------------------------------------------------------------------------------------------
       Total fixed assets                                                       6,283             6,966
     ---------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $        17,023            39,059
     ===================================================================================================

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                 $       258,411           260,053
     Notes payable                                                            165,000           136,000
     Accrued payroll liabilities                                              389,965           279,332
     Accrued liabilities                                                        1,600             1,600
     Convertible notes payable                                                      -           136,000
     Accrued interest                                                               -             9,105
     Current portion long term liabilities                                        836               930
     ---------------------------------------------------------------------------------------------------
       Total current liabilities                                              815,812           823,020

LONG TERM LIABILITIES                                                             805             1,111

STOCKHOLDERS' EQUITY
     Common stock                                                                 701               658
     Accounts receivable subscribed                                        (1,399,987)       (1,187,097)
     Additional paid in capital                                             3,092,164         2,313,532
     Accumulated deficit - during development stage                        (2,492,472)       (1,912,165)
     ---------------------------------------------------------------------------------------------------
       Total stockholders' equity                                            (799,594)         (785,072)
     ---------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        17,023            39,059
     ===================================================================================================

                             See Accompanying Notes to Financial Statements

                                       INTERSPACE ENTERPRISES, INC.
                                      (A Development Stage Company)
                                         Statement of Operations
                                               (Unaudited)


                                                                                       CUMULATIVE FROM
                                                                                         JUNE 30, 1998
                                                                                      (INCEPTION OF THE
                                                                                         DEVELOPMENT
                                                  THREE MONTHS        THREE MONTHS         STAGE) TO
                                                      ENDED              ENDED             MARCH 31,
                                                   MARCH 31, 2001     MARCH 31, 2000         2001
                                                 -------------------------------------------------------

REVENUES
                                                               -                   -
Sales                                          $               -                   -  $               -
--------------------------------------------------------------------------------------------------------
   Total Revenue                                               -                   -                  -

RESEARCH AND DEVELOPMENT                                       -                   -              5,059

ADMINISTRATIVE AND SELLING EXPENSES

Consulting                                               323,250             126,000            654,075
Depreciation and amortization                                683                 492              4,998
Legal and professional                                    72,550              35,357            274,067
License fees                                                   -             333,000            373,000
Marketing and promotion                                    2,092              11,306            101,723
Office expense                                             9,132               6,368             68,497
Other administrative expenses                             22,640              16,275            190,849
Rent                                                       2,078                 834             12,901
Salaries                                                 170,989              84,799            873,376
--------------------------------------------------------------------------------------------------------
   Total Administrative Expense                          603,414             614,431          2,553,486
--------------------------------------------------------------------------------------------------------
Net Loss from Operations                                (603,414)           (614,431)        (2,558,545)

OTHER INCOME

Interest income                                          (14,002)                  -            (68,473)
Interest expense                                          (9,105)                  -                  -
--------------------------------------------------------------------------------------------------------
Total Other (Income) Expense                             (23,107)                  0            (68,473)

INCOME TAXES                                                   -                   -              2,400
--------------------------------------------------------------------------------------------------------
     Net loss                                  $        (580,307)           (614,431)        (2,492,472)
========================================================================================================

                             See Accompanying Notes to Financial Statements

                                       INTERSPACE ENTERPRISES, INC.
                                      (A Development Stage Company)
                                         Statement of Cash Flows
                                               (Unaudited)

                                                                                             JUNE 30, 1998
                                                                                           (INCEPTION OF THE
                                                                                               DEVELOPMENT
                                                       THREE MONTHS       THREE MONTHS         STAGE) TO
                                                          ENDED               ENDED            MARCH 31,
                                                        MARCH 31, 2001     MARCH 31, 2000        2001
                                                      ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $       (580,307)           (614,431) $      (2,492,472)

     Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                          683                 492              4,998
          Stock issued for services                          339,525             469,000            970,475
          Changes in:
          Prepaid expense                                     14,750                                      0
          Accounts payable                                    (1,642)             23,255            258,411
          Accrued interest                                    (9,105)                                     0
          Accrued payroll liabilities                        110,633              19,978            389,965
          State tax payable                                        -                   -              1,600
------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (125,463)           (101,706)          (867,023)

CASH FLOWS FROM INVESTING ACTIVITIES

          Accrued interest related parties                   (14,002)                  -            (68,473)
          Computer and equipment purchases                         -                   -             (8,335)
          Note receivable (payments)                          41,112                   -             41,112
------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         27,110                   0            (35,696)

CASH FLOWS FROM FINANCING ACTIVITIES
          Notes payable                                       29,000              16,000            174,200
          Sale of common stock                               199,150             201,500            749,764
          Repayment of notes                                    (400)               (160)           (10,505)
          Convertible notes                                 (136,000)                  -                  0
------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                         91,750             217,340            913,459

          NET DECREASE IN CASH                                (6,603)            115,634             10,740

     Cash, beginning of the year                              17,343              10,223             17,343
------------------------------------------------------------------------------------------------------------
     Cash, March 31, 2001                           $         10,740             125,857  $          28,083
============================================================================================================


                             See Accompanying Notes to Financial Statements

                                                    INTERSPACE ENTERPRISES, INC.
                                                    (A Development Stage Company)
                                            Statement of Changes in Stockholders' Equity
                                                             (Unaudited)
                                Preferred Stock         Common Stock       Additional Paid    Accounts Rec    Accumulated
          Description          Shares     Dollars   Shares        Dollars     in Capital       Subscribed       Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000        -           -      65,836,800     $ 658    $2,313,532     $ (1,187,097)   $(1,912,165)  $(785,072)

Conversion of notes payable                            423,900       $ 4     $ 199,146              $ -                   $199,150

Shares issued for services                           3,908,530      $ 39     $ 579,486       $ (240,000)                  $339,525

Interest on notes                                     -              $ -           $ -        $ (14,002)                  $(14,002)

Due from shareholder                                  -              $ -           $ -         $ 41,112                    $41,112

Net loss                                                                                                    $ (580,307)  $(580,307)

------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2001           -           -      70,169,230       701     3,092,164       (1,399,987)    (2,492,472)   (799,594)
====================================================================================================================================

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

In the opinion of management, the unaudited interim financial statements for the period ended March 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2000.

NOTE 2 - NOTES PAYABLE

During the three month period ended March 31, 2001, the Company secured interim funding partially through notes payable to interested parties totaling $45,000. Neither party has asked the Company to collateralize the loan, sign notes or state an interest rate. A similar existing note in the amount of $16,000 was converted to 57,600 shares of the Company's common stock. The Company intends to repay these parties when significant funding has been obtained. These notes are demand notes and therefore classified as a current liability.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Effective February 22, 2001, the Company's Board of Directors voted to exercise the Company's option to convert all convertible notes into common stock. A total of $183,150 of debt was converted resulting in the issuance of 366,300 shares. As per the terms of the notes, all accrued interest was extinguished on the conversion.

                          INTERSPACE ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NON-MONETARY TRANSACTIONS

The Company issued 3,861,000 shares during the period for certain consulting and advisory services provided to the Company. The Company valued these transactions at what they believed to be the fair market value of the services. The value for these services also approximates what management believes to be the value of the stock. A portion of the shares issued represent compensation for services to be issued in subsequent periods, thus the amount related to services which have yet to be performed have been recorded as due from shareholder.

NOTE 5 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

Interest expense represents accrued interest recovered as a result of conversion of notes payable to common stock - see NOTE 3.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the quarter ended March 31, 2001, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $603,414 in 2001 compared to $614,431 in the same period in 2000. The Company recorded a net operating loss of ($580,307) for the 2001 period as compared to ($614,431) for the same period in fiscal year 2000. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter was ($0.01) compared to ($0.08) in the fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $10,740 and $6,283 in fixed assets for total tangible assets of $17,023 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At March 31, 2001, it had no accounts receivable. The Company has current liabilities of $815,812 which exceed current assets by approximately $798,789.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2001. (incorporated by reference)

                                    None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 11, 2001

                                          INTERSPACE ENTERPRISES, INC.



                                          by:/s/Daniel P. Murphy
                                          Daniel P. Murphy, President