Form 10QSB
period 2001-06-30
INTERSPACE ENTERPRISES INC
filed 2001-08-14
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                        For Quarter Ended June 30, 2001

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

As of June 30, 2001, there were 80,806,063 shares of $0.00001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)


                                                Financial Statements (Unaudited)

                                          For the Six Months Ended June 30, 2001
                          and Cumulative from Inception of the Development Stage



                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                                       Balance Sheet (Unaudited)
                                                             As of June 30, 2001



                                               ASSETS
                                                                          June 30       December 31,
                                                                           2001             2000
                                                                       -------------------------------
Current Assets
    Cash                                                             $         4,372           17,343
    Prepaid Expenses                                                               -           14,750

    --------------------------------------------------------------------------------------------------
       Total current assets                                                    4,372           32,093

Fixed Assets
    Computer and office equipment                                             11,281           11,281
    Accumulated depreciation                                                  (5,679)          (4,315)

    --------------------------------------------------------------------------------------------------
      Total fixed assets                                                       5,602            6,966

Investments                                                                  347,083                -

    --------------------------------------------------------------------------------------------------
         Total Assets                                                $       357,057           39,059
    ==================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
    Accounts payable                                                 $       195,424          260,053
    Notes payable                                                             30,000          136,000
    Accrued payroll liabilities                                              485,521          279,332
    Accrued liabilities                                                        1,600            1,600
    Convertible notes payable                                                      -          136,000
    Accrued interest                                                               -            9,105
    Current portion long term liabilities                                        721              930

    --------------------------------------------------------------------------------------------------
      Total current liabilities                                              713,266          823,020

Long Term Liabilities                                                            694            1,111

Stockholders' Equity
    Common stock                                                                 808              658
    Accounts receivable subscribed                                        (1,169,077)      (1,187,097)
    Additional paid in capital                                             3,387,565        2,313,532
    Accumulated deficit - during development stage                        (2,659,926)      (1,912,165)

    --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                            (440,630)        (785,072)

    --------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                  $       273,330           39,059
    ==================================================================================================


                             SEE ACCOMPANYING NOTES


                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                             Statement of Operations (Unaudited)
                                          For the Six Months Ended June 30, 2001


                                                                                            Cumulative from
                                                                                            June 30, 1998
                                                                                            (Inception of the
                                                                                             Development
                                 Three Months   Three Months   Six Months     Six Months      Stage) to
                                   Ended          Ended          Ended          Ended         June 30,
                                June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000      2001
                                --------------------------------------------------------------------------
Revenues
                                           -              -              -              -
Sales                         $            -              - $            -              - $             -
----------------------------------------------------------------------------------------------------------
   Total Revenue                           -              -              -              -               -

Research and Development                   -              -              -              -           5,059

Administrative and Selling Expenses

Consulting                          (131,750)        22,587        191,500        148,587         522,325
Depreciation and amortization            680        182,492          1,363        182,984           5,678
Legal and professional                 3,250         55,760         75,800         91,117         277,317
License fees                               -              -              -        333,000         373,000
Marketing and promotion                6,680          1,038          8,772         12,344         108,403
Office expense                        13,826         10,588         22,958         16,956          82,323
Other administrative expenses         28,535         36,276         51,175         52,551         219,384
Rent                                   4,480          1,736          6,558          2,570          17,381
Salaries                             171,056        108,829        342,045        193,628       1,044,432
----------------------------------------------------------------------------------------------------------
   Total Administrative Expense       96,757        419,306        700,171      1,033,737       2,650,243

----------------------------------------------------------------------------------------------------------
Net Loss from Operations             (96,757)      (419,306)      (700,171)    (1,033,737)     (2,655,302)

Other Income

Interest income                      (13,104)             0        (27,106)             0         (81,577)
Interest expense                          74              0         (9,031)             0              74
----------------------------------------------------------------------------------------------------------
Total Other (Income) Expense         (13,030)             0        (36,137)             0         (81,503)

Income Taxes                               -              -              -              -           2,400

----------------------------------------------------------------------------------------------------------
     Net loss                 $      (83,727)      (419,306)      (664,034)    (1,033,737)     (2,576,199)
==========================================================================================================



                             SEE ACCOMPANYING NOTES

                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)
                        Statement of Changes in Stockholders' Equity (Unaudited)
                                          For the Six Months Ended June 30, 2001



                                 Preferred Stock            Common Stock       Additional Paid    Accounts Rec  Accumulated
          Description           Shares     Dollars     Shares      Dollars     in Capital        Subscribed     Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2000         -           -        65,836,800    $ 658    $ 2,313,532   $ (1,187,097)  $(1,912,165)  $ (785,072)

Conversion of notes payable                               423,900      $ 4      $ 199,146            $ -                  $ 199,150

Shares issued for services                              3,908,530     $ 39      $ 579,486     $ (240,000)                 $ 339,525

Interest on notes                                         -            $ -            $ -      $ (14,002)                $ (14,002)

Due from shareholder                                      -            $ -            $ -       $ 41,112                  $ 41,112

Net loss                                                                                                    $ (664,034)  $ (664,034)

------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2001            -           -        70,169,230      701      3,092,164     (1,399,987)   (2,576,199)    (883,321)
====================================================================================================================================

Conversion of notes payable                             4,072,500     $ 41      $ 186,859                                 $ 186,900

Shares issued for services                              1,606,000     $ 16      $ 121,509                                 $ 121,525

Revaluation adjustment                                                 $ -     $ (360,000)     $ 240,000                 $ (120,000)

Shares issued for stake                                 4,958,333     $ 50      $ 347,033                                 $ 347,083
  in Randombet.com

Interest on notes                                                      $ -            $ -      $ (13,104)                $ (13,104)

Due from shareholder                                                   $ -            $ -        $ 4,014                   $ 4,014

Net loss                                                                                                     $ (83,727)  $ (83,727)

------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001             -           -        80,806,063      808      3,387,565     (1,169,077)   (2,659,926)    (440,630)
====================================================================================================================================



                             SEE ACCOMPANYING NOTES


                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                             Statement of Cash Flows (Unaudited)
                                          For the Six Months Ended June 30, 2001


                                                                                             June 30, 1998
                                                                                            (Inception of the
                                                                                              Development
                                                        Six Months         Six Months          Stage) to
                                                          Ended               Ended            June 30,
                                                      June 30, 2001       June 30, 2000          2001
                                                      ---------------    ----------------   ----------------
Cash Flows From Operating Activities
     Net loss                                       $       (664,034)           (257,921) $      (2,576,199)

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                        1,363                 663              5,678
          Stock issued for services                          341,050             123,500            972,000
          Changes in:
          Prepaid expense                                     14,750                   -                  -
          Accounts payable                                   (64,629)              3,857            195,424
          Accrued interest                                    (9,105)             15,823                  -
          Accrued payroll liabilities                        206,189                   -            485,521
          State tax payable                                        -                   -              1,600

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (174,416)           (114,078)          (915,976)

Cash Flows From Investing Activities
          Accrued interest related parties                   (27,106)                  -            (81,577)
          Computer and equipment purchases                         -              (5,240)            (8,335)
          Note receivable (payments)                          45,126               3,000             45,126

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         18,020              (2,240)           (44,786)

Cash Flows From Financing Activities
          Notes payable                                     (106,000)             (8,000)            39,200
          Sale of common stock                               386,050             123,500            936,664
          Repayment of notes                                    (625)                  -            (10,730)
          Convertible notes                                 (136,000)                  -                  -

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        143,425             115,500            965,134

          Net Decrease in Cash                               (12,971)               (818)             4,372

     Cash, beginning of the year                              17,343              22,210                  0

------------------------------------------------------------------------------------------------------------
     Cash, June 30, 2001                            $          4,372              21,392  $           4,372
============================================================================================================




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

In the opinion of management, the unaudited interim financial statements for the period ended June 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2000.

NOTE 2 - INVESTMENT IN RANDOMBET.COM

On June 29, 2001, the Company entered into an agreement to acquire approximately a 10% stake in Randombet.com, plc, a private UK gaming company. The Company acquired 700,000 shares of Randombet.com valued at (pound)0.60 per share for a total of (pound)420,000. The purchase was effected by the issuance of 4,958,333 shares of Interspace common stock. The transaction was recorded at the market value of the consideration given, or $.07 per share.

NOTE 3 - NOTES PAYABLE

During the three month period ended June 30, 2001, the Company converted $186,900 of demand notes into common stock of the Company. The conversion to common stock resulted in the issuance of 4,072,500 common shares. The remaining notes are demand notes and therefore classified as a current liability.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Effective February 22, 2001, the Company's Board of Directors voted to exercise the Company's option to convert all convertible notes into common stock. A total of $183,150 of debt was converted resulting in the issuance of 366,300 shares. As per the terms of the notes, all accrued interest was extinguished on the conversion.

NOTE 5 - NON-MONETARY TRANSACTIONS

The Company issued 3,908,530 shares and 1,606,000 shares during the periods January 1, 2001 to March 31, 2001 and April 1, 2001 to June 30, 2001, respectively, for certain consulting and advisory services provided to the Company. The Company valued these transactions at what they believed to be the fair market value of the services. The value for these services also approximates what management believes to be the value of the stock. A portion of the shares representing compensation for services were revalued to more closely approximate the value of the services provided. The revaluation resulted in a reduction in consulting expense of $120,000.

In April 2001, the Company reversed accruals totaling $80,000 relating to consulting services surrounding the merger which were not provided. These amounts were expensed as consulting fees in the 2000 fiscal year and have been credited to expense in 2001.

NOTE 6 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

Interest expense represents accrued interest recovered as a result of conversion of notes payable to common stock - see NOTE 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the quarter ended June 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $96,757 in 2001 compared to $419,306 in the same period in 2000. The Company recorded a net operating loss of ($83,727) for the 20001 period as compared to ($419,306 for the same period in fiscal year 2000. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter was ($0.01) compared to ($0.96) in the fiscal quarter of 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the six months ended June 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the six month period of $700,171 in 2001 compared to $1,033,737 in the same period in 2000. The Company recorded a net operating loss of ($664,034) for the 2001 period as compared to ($1,033,737) for the same period in fiscal year 2000. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter was ($0.01) quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $4372 and $5602 in fixed assets for total tangible assets of $9974 at the end of the period. The Company has $347,083 in other assets for a combined total assets of $357,057. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At June 30, 2001, it had no accounts receivable. The Company has current liabilities of $713,266.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the six  months
                    ended June 30, 2001. (incorporated by reference)

                             None

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 14, 2001

                                          INTERSPACE ENTERPRISES, INC.


                                             /s/ Andrew Patient
                                          By:---------------------------------
                                                  President