Form 10QSB
period 2001-09-30
INTERSPACE ENTERPRISES INC
filed 2001-11-14
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                         Commission file number: 0-28465


                          INTERSPACE ENTERPRISES, INC.
             (Exact name of registrant as specified in this charter)

         Colorado                                     84-1283938
    ---------------------                         --------------------
    (State of other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)



                7825 Fay Avenue, #200, La Jolla, California 92037
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (858) 456-3539

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES  [X]              NO  [  ]


As of September 30, 2001, there were 91,106,063 shares of $0.00001 par value common stock outstanding.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1    Financial Statements                                       F-1 - F-6
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of  Operations                       4

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                          5
Item 2    Changes in Securities                                      5
Item 3    Default Upon Senior Securities                             5
Item 4    Submission of Matters to a Vote of Security Holders        5
Item 5    Other Information                                          5
Item 6    Exhibits and Reports on Form 8-K                           5

                                    PART III

          Signature                                                  6

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                          INTERSPACE ENTERPRISES, INC.
                          (A Development Stage Company)


                        Financial Statements (Unaudited)

                  For the Nine Months Ended September 30, 2001
             and Cumulative from Inception of the Development Stage


INTERSPACE ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheet (Unaudited)
As of September 30, 2001


                                                     ASSETS
                                                                        September 30,   December 31,
                                                                           2001             2000
                                                                       -------------------------------
Current Assets
    Cash                                                             $         3,242           17,343
    Prepaid Expenses                                                               -           14,750

    --------------------------------------------------------------------------------------------------
       Total current assets                                                    3,242           32,093

Fixed Assets
    Computer and office equipment                                             11,281           11,281
    Accumulated depreciation                                                  (6,360)          (4,315)

    --------------------------------------------------------------------------------------------------
      Total fixed assets                                                       4,921            6,966

Investments                                                                  347,083                -

    --------------------------------------------------------------------------------------------------
         Total Assets                                                $       355,246           39,059
    ==================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
    Accounts payable                                                 $       176,056          260,053
    Notes payable                                                             30,000          136,000
    Accrued payroll liabilities                                              557,387          279,332
    Accrued liabilities                                                        1,600            1,600
    Convertible notes payable                                                      -          136,000
    Accrued interest                                                               -            9,105
    Current portion long term liabilities                                        616              930

    --------------------------------------------------------------------------------------------------
      Total current liabilities                                              765,659          823,020

Long Term Liabilities                                                            499            1,111

Stockholders' Equity
    Common stock                                                                 910              658
    Accounts receivable subscribed                                        (1,182,607)      (1,187,097)
    Additional paid in capital                                             3,628,083        2,313,532
    Accumulated deficit - during development stage                        (2,857,298)      (1,912,165)

    --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                            (410,912)        (785,072)

    --------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                  $       355,246           39,059
    ==================================================================================================


                             See accompanying notes

Interspace Enterprises, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)
For the Nine Months Ended September 30, 2001


                                                                                             Cumulative from
                                                                                             June 30, 1998
                                                                                             (Inception of the
                                                                                              Development
                                  Three Months   Three Months   Nine Months   Nine Months      Stage) to
                                    Ended          Ended          Ended          Ended         Sept. 30,
                                 Sept. 30, 2001 Sept. 30, 2000 Sept. 30, 2001 Sept. 30, 2000     2001
                                 --------------------------------------------------------------------------
Revenues
                                            -              -              -              -
Sales                          $            -              - $            -              - $             -
-----------------------------------------------------------------------------------------------------------
   Total Revenue                            -              -              -              -               -

Research and Development                    -              -              -              -           5,059

Administrative and Selling Expenses

Consulting                            108,442         24,500        299,942        173,087         630,767
Depreciation and amortization             682            492          2,045          1,476           6,360
Legal and professional                      -         12,000         75,800         53,117         277,317
License fees                                -              -              -        333,000         373,000
Marketing and promotion                     -          2,920          8,772         15,264         108,403
Office expense                          5,806         10,707         28,764         27,663          88,129
Other administrative expenses          62,012         29,117        113,187         81,668         281,396
Rent                                    1,956          1,195          8,514          3,765          19,337
Salaries                              115,731        110,223        457,776        303,851       1,160,163
-----------------------------------------------------------------------------------------------------------
   Total Administrative Expense       294,629        191,154        994,800        992,891       2,944,872

-----------------------------------------------------------------------------------------------------------
Net Loss from Operations             (294,629)      (191,154)      (994,800)      (992,891)     (2,949,931)

Other Income

Interest income                       (13,530)             0        (40,636)             0         (95,107)
Interest expense                            0              0         (9,031)             0              74
-----------------------------------------------------------------------------------------------------------
Total Other (Income) Expense          (13,530)             0        (49,667)             0         (95,033)

Income Taxes                                -              -              -              -           2,400

-----------------------------------------------------------------------------------------------------------
     Net loss                  $     (281,099)      (191,154)      (945,133)      (992,891)     (2,857,298)
===========================================================================================================



                             See accompanying notes

INTERSPACE ENTERPRISES, INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2001


                                                                                             June 30, 1998
                                                                                            (Inception of the
                                                                                              Development
                                                       Nine Months         Nine Months         Stage) to
                                                          Ended               Ended            Sept. 30,
                                                      Sept. 30, 2001     Sept. 30, 2000          2001
                                                      ---------------    ----------------   ----------------
Cash Flows From Operating Activities
     Net loss                                       $       (945,133)           (992,891) $      (2,857,298)

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                        2,045               1,476              6,360
          Stock issued for services                          496,670             469,000          1,127,620
          Changes in:
          Prepaid expense                                     14,750                   -                  -
          Accounts payable                                   (83,997)             28,849            176,056
          Accrued interest                                    (9,105)                                     -
          Accrued payroll liabilities                        278,055              86,814            557,387
          State tax payable                                        -                   -              1,600

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (246,715)           (406,752)          (988,275)

Cash Flows From Investing Activities
          Accrued interest related parties                   (40,636)                  -            (95,107)
          Computer and equipment purchases                         -                (219)            (8,335)
          Note receivable (payments)                          45,126                (738)            45,126

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                          4,490                (957)           (58,316)

Cash Flows From Financing Activities
          Notes payable                                     (106,000)            170,000             39,200
          Sale of common stock                               471,050             264,102          1,021,664
          Repayment of notes                                    (926)                  -            (11,031)
          Convertible notes                                 (136,000)                  -                  -

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        228,124             434,102          1,049,833

          Net Decrease in Cash                               (14,101)             26,393              3,242

     Cash, beginning of the year                              17,343              10,223                  0

------------------------------------------------------------------------------------------------------------
     Cash, September 30, 2001                       $          3,242              36,616  $           3,242
============================================================================================================



                             See accompanying notes


INTERSPACE ENTERPRISES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2001

                                   Preferred Stock          Common Stock       Additional Paid Accounts Rec           Accumulated
            Description           Shares    Dollars     Shares      Dollars      in Capital     Subscribed      Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2000            -         -       65,836,800    $ 658    $ 2,313,532   $ (1,187,097)  $(1,912,165)  $ (785,072)

Conversion of notes payable                               423,900      $ 4      $ 199,146            $ -                  $ 199,150

Shares issued for services                              3,908,530     $ 39      $ 579,486     $ (240,000)                 $ 339,525

Interest on notes                                          -           $ -            $ -      $ (14,002)                 $ (14,002)

Due from shareholder                                       -           $ -            $ -       $ 41,112                   $ 41,112

Net loss                                                                                                    $ (580,307)  $ (580,307)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2001               -         -       70,169,230      701      3,092,164     (1,399,987)   (2,492,472)    (799,594)
====================================================================================================================================

Conversion of notes payable                             4,072,500     $ 41      $ 186,859                                 $ 186,900

Shares issued for services                              1,606,000     $ 16      $ 121,509                                 $ 121,525

Revaluation adjustment                                                 $ -     $ (360,000)     $ 240,000                 $ (120,000)

Shares issued for stake                                 4,958,333     $ 50      $ 347,033                                 $ 347,083
  in Randombet.com

Interest on notes                                                      $ -            $ -      $ (13,104)                 $ (13,104)

Due from shareholder                                                   $ -            $ -        $ 4,014                   $ 4,014

Net loss                                                                                                     $ (83,727)   $ (83,727)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001                -         -       80,806,063      808      3,387,565     (1,169,077)   (2,576,199)    (356,903)
====================================================================================================================================

Shares issued for services                              5,150,000     $ 51      $ 155,569                                 $ 155,620

Shares issued for cash                                  5,150,000     $ 51       $ 84,949            $ -                   $ 85,000

Interest on notes                                                      $ -            $ -      $ (13,530)                 $ (13,530)

                                                                                                            $ (281,099)  $ (281,099)
------------------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001           -         -       91,106,063      910      3,628,083     (1,182,607)   (2,857,298)    (410,912)
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

In the opinion of management, the unaudited interim financial statements for the period ended September 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2000.

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

NOTE 3 - NON-MONETARY TRANSACTIONS

The Company issued 10,664,530 shares during the nine month period ending September 30, 2001, for certain consulting and advisory services provided to the Company, as well as services related to the development of the Company's internet infrastructure. The Company valued these transactions at what they believed to be the fair market value of the services. The value for these services also approximates what management believes to be the value of the stock. A portion of the shares representing compensation for services were revalued to more closely approximate the value of the services provided. The revaluation resulted in a reduction in consulting expense of $120,000.

In April 2001, the Company reversed accruals totaling $80,000 relating to consulting services related to the merger which were not provided. These amounts were expensed as consulting fees in the 2000 fiscal year and have been credited to expense in 2001.

NOTE 4 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

Interest expense represents accrued interest recovered as a result of conversion of notes payable to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

         The Company continued development of its business model during the quarter ended September 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the three month period of $294,629 in 2001 compared to $191,154 in the same period in 2000. The Company recorded a net operating loss of ($281,099) for the 2001 period as compared to ($191,154) for the same period in fiscal year 2000. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.02) for both the 2001 and 2000 fiscal quarters.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the nine months ended September 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the nine month period of $994,800 in 2001 compared to $992,891 in the same period in 2000. The Company recorded a net operating loss of ($945,133) for the 2001 period as compared to ($992,891) for the nine month period in fiscal year 2000. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal period was ($.01) compared to ($.02) for the nine month period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash capital of $3,242, as well as $4,921 in fixed assets, and investments of $347,083 for total tangible assets of $355,246 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.

         At September 30, 2001, the Company had no trade accounts receivable. The Company has current liabilities of $765,659 which exceed current assets by approximately $762,417.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

          None.

Item 2.   Changes in securities
-------------------------------

          None.

Item 3.   Defaults upon senior securities
-----------------------------------------

          None.

Item 4.   Submission of matters to a vote of security holders
-------------------------------------------------------------

          None.

Item 5.   Other information
---------------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          A.  Exhibits

              No exhibits as set forth in Regulation SB are considered necessary for this filing.

          B.  Reports on Form 8-K

              None

                                    SIGNATURE


         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERSPACE ENTERPRISES, INC.



Dated: November ____, 2001            By: /s/ Daniel Murphy
                                          --------------------------------------
                                            Daniel Murphy, President