Form 10KSB
period 2001-12-31
INTERSPACE ENTERPRISES INC
filed 2002-04-10
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                         Commission file number 0-28465
                                 CIK:0001098331

                          INTERSPACE ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                   0-28465                 84-1283938
----------------             -------------           ------------------
(State or other              (Commission             (IRS Employer
jurisdiction of              File Number)             Identification No.)
incorporation)

                7825 Fay Avenue, #200, La Jolla, California 92037
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001: $12,019,259 Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2001: 99,887,230

                                TABLE OF CONTENTS
ITEM PAGE

                                     PART I

1.   Business.......................................................
2.   Properties..................................................
3.   Legal Proceedings....................................................
4.   Submission of Matters to a Vote of Security Holders............

                                     PART II
5.  Market for Registrant's Common Equity and Related Stockholder
    Matters ..................................................
6.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................
7.  Financial Statements and Supplementary Data.....................
8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................

                                    PART III

 9.  Directors and Executive Officers of the Registrant.....................
10.  Executive Compensation.................................................
11.  Security Ownership of Certain Beneficial Owners and Management.........
12.  Certain Relationships and Related Transactions.........................

                                     PART IV

13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........
14.  Signature page.........................................................
15.  Financial Statements - December 31, 2001 and 2000....................

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

         InterSpace Enterprises, Inc., a Delaware corporation, was formed on June 30, 1998. Following incorporation, the InterSpace Delaware founders, developed a preliminary business plan for the PlanetLotto lottery and game show, raised seed capital, and began to negotiate with various foreign governments to host the PlanetLotto lottery. For the purposes of becoming a publicly traded company, InterSpace Enterprises acquired all of the outstanding shares of common stock of Marathon Marketing Corporation, a Colorado corporation. After acquiring all of the Marathon Marketing common stock, InterSpace Delaware merged into its subsidiary on April 17, 2000, changing its name to InterSpace Enterprises, Inc. Thereafter, the Company has begun to implement the business plan and carry on the business activities previously initiated by Interspace Delaware. The Company assumed, performed and became responsible for all assets, contracts, liabilities, obligations and agreements of InterSpace Delaware as a result of the Merger. Additionally, the company made the necessary filings to become a fully reporting 12(g) publicly traded company and subsequently received approval to begin trading of its common stock on the Over-The-Counter Bulletin Board market under the symbol "ITET". Interspace Enterprises, Inc. is a company with little revenues and no assets, and we have generated operating and net losses since inception.

DESCRIPTION OF BUSINESS

Interspace Enterprises, Inc. is the exclusive marketer for the Planetlotto.com web site, hosted and operated by the International Lottery in Liechtenstein Foundation, under the rules and regulations of the Government of Liechtenstein. The Company's web site, www.planetlotto.com, hosts various forms of online lottery games. The web site also web casts our weekly PlanetLotto draw, which can be viewed live through the web site, via streaming video. The Company's principal revenue stream is derived directly from a portion of the proceeds of every transaction on the Planetlotto.com web site.

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

PRODUCTS AND SERVICES

PlanetLotto Web Site. The Company's core product is the marketing of the PlanetLotto.com web site. The Planetlotto.com web site has incorporated all of the traditional, as well as the new Internet functions of a lottery system. Consumers are first greeted by a state-of-the-art web site display with a large continuous "PlanetLotto ticker", which displays the current weekly jackpot. As customers enter the Planetlotto.com web site, they are encouraged to become a player. The player prompts ask the new players to answer a few simple questions, screen name, country of origin, etc, followed by appropriate Company disclaimers, and they are then given a player password. Players may enter any weekly jackpot by simply purchasing a $2.00 (U.S.) entry fee and selecting their personal 7 numbers out of a total of 49 numbers or by selecting the "Planet Pick", a random number picking program. The player will then be given a confirmation e-mail, complete with a PlanetLotto confirmation number. The web site also includes visual displays and an archive video collection of past winners. Additional games have been introduced as products including Hourly Lotto, Instant Lotto, as well as scratchcard and bingo games.

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

Online Competitors:

iWon
URL: www.iwon.com
Location: Irvington, NY
Content: Search engine portal with daily $10,000 sweepstakes and monthly $1 million sweepstakes.
Revenue model: Advertising, sponsorship, e-commerce.
Users: N/A

LuckySurf.com
URL: www.luckysurf.com
-----------------------
Location: South San Francisco, CA
Content: $1 million sweepstakes
Lottery System: 7/50 system
Odds of Winning:  1 in 99 Million
Ticket Price: Free
Revenue model: Advertising: Sells click-thru's rather than impressions. Says its advertisers have been averaging registration and purchase conversion rates of 13 percent, and that 95 percent of its initial advertisers have signed up for more.
Users: 125,400 registered

TreeLoot
URL: www.treeloot.com
Location: Overland Park, KS
Content: Simple "clicking" game with instant cash prizes of up to $25,000. Revenue model: Advertising: Sells impressions and targeted impressions.
Users: Profiles approximately 6 million per year

Uproar
URL: www.uproar.com
Location: New York
Content: Dozens of slick, multiplayer, quiz-oriented games.
Revenue model: Advertising, licensing properties to other companies to create co-branded game such as Lycos Trivia 2000.
Users: 3.6 million registered across all its properties.

Webstakes.com
URL: www.webstakes.com
Location: New York
Content: Weekly sweepstakes for such items as microwave ovens, high- definition TVs, and cash prizes up to $100,000. Revenue model: Advertising, sponsorship, syndication, licensing, consulting. Users: 2 million registered Still, the Internet gaming and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the online lottery segment of gaming. Interspace expects the number of companies offering lottery products online to increase. InterSpace expects to directly compete with these companies, as well as other established companies that may enter the Internet lottery industry. Many of InterSpace Enterprises' current and potential competitors have far greater resources than InterSpace.

GOVERNMENT LICENSING AND REGULATION AND RELATED RISKS

         The planetlotto.com web site is licensed and regulated and operated through the government of Liechtenstein and, by virtue of the Treaty Act of Rome, Liechtenstein is allowed to sell it's products and services, including the sale of lottery tickets via the Internet to all European states. It is the opinion of the government of Liechtenstein that all visitors and players to their retail outlets, including planetlotto.com are within the jurisdiction of Liechtenstein and therefore there access to their lottery does not violate or is not subject to such any additional laws and regulations. The company however, has taken a conservative stance in this regard and has voluntarily restricted access from U.S. and Swiss players by not accepting deposits in the jurisdiction until legal clarification has been established. Therefore, the Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

          Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependent and likely significantly affected by any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. These changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for software of InterSpace Enterprises. Most countries and jurisdictions within countries have laws or regulations restricting gaming activities. For example, in the United States, the Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international wire communication line to make wagers or to transmit information assisting in the placing of wagers, except, with respect to transmitting information, the wagering is legal in the jurisdictions from which and into which the transmission is made. Other United States laws impacting gaming activities include the Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.

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

         Other countries, such as Great Britain, have recently lent new legitimacy to online gambling. In March 2001, Great Britain dumped its tax on sports betting in exchange for a pledge by its famed bookmakers to shut down their offshore Internet operations and reopen them at home. One bookmaker said the change could turn the United Kingdom into "the hub of the global gambling industry." The tax-code change, announced by Chancellor of the Exchequer Gordon Brown as part of the government's budget for 2002, makes Britain the first world power to embrace Internet gambling. Under the new scheme, the government on January 1, 2002 scrapped its 9 percent tax on wagers, which was paid directly by bettors, and replaced it with a 15 percent tax on gross profits that will be absorbed by bookmakers who conduct off-site wagering, either via the Internet or by telephone, in Britain. The British bookmakers are free to accept wagers on sports contests from all over the world, though it is still illegal to offer online casino-style games over the Internet from the United Kingdom.

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

         Now, those bookmakers that return to Britain will enjoy a competitive advantage over those offshore operators, who will be banned from advertising their services in the United Kingdom. As a result of the debate on the effectiveness of laws in the United States to address activities of interactive gaming operators, there has been an extended effort in the United States to prohibit certain types of interactive gaming by companies engaged in the business of gaming. It is impossible to predict the outcome of such legislation. If passed, such federal legislation would prohibit wagering over the Internet by gambling businesses, with exceptions for certain forms of gaming.

         The Company believes that if such laws were found to be applicable to activities of the Company, such laws would have a material adverse effect on the Company's business, revenues, operating results and financial condition.

         H.R. 4419, a Bill introduced in May, 2000 in the House of Representatives, is titled the Internet Gambling Funding Prohibition Act. In the form introduced, this Bill would have prohibited any gambling business from accepting any financial instrument (defined as any check, wire, credit card charge or any other transaction facilitated by a financial institution) for the purpose of Internet gaming. At a Banking Committee hearing on June 28, 2000, the Bill passed out of Committee with amendments that largely removed the international reach of the Bill and also added exceptions to the prohibitions for pari-mutuel and lottery. It was serially referred to the House Judiciary Committee for consideration. More than 11 federal cases against the credit card companies and several of the issuing banks were consolidated and assigned to Judge Stanwood R. Duval Jr. in New Orleans. The plaintiffs were people who had lost money gambling online. They argued that the banks and credit card companies were involved in "illegal gambling on the Internet." In sending out monthly statements to the plaintiffs who had used the cards to gamble online, the plaintiffs alleged that the defendants committed mail and wire fraud in trying to collect "illegal" debts. The plaintiffs also charged that the financial institutions were "aiding and abetting "criminal enterprises. If the casinos had not accepted credit cards, the plaintiffs argued, they wouldn't have gambled online.

On Feb. 23, Duval dismissed the cases outright. In an opinion Duval ruled that the 1961 federal Wire Act, under which telephone and Internet bookmaker Jay Cohen was convicted, applies only to sports betting and "does not prohibit Internet casino gambling."

STRATEGIC RELATIONSHIPS

         The company's current lottery partner is the International Lottery in Liechtenstein Foundation, licensed by the Government of Liechtenstein to run the company's Lottery. The term of the Lottery License agreement is five years. The license is highly regulated, with auditors Ernst & Young appointed by the government to oversee all aspects of the operation.

         As part of the Partnership with ILLF, the company's operational partner is Zabadoo.com AG. Zabadoo.com AG provides all the website infrastructure for the planetlotto.com web site, including hosting, bandwidth, management of the web site and providing all customer support. This partnership has enabled the company to outsource the following elements of the Planetlotto.com operations:

         Payment Processing. An established relationship with one of the largest acquiring banks in Germany is in place, with backup facilities in Switzerland and the UK, to provide Planetlotto.com (TM) with acquiring ability. Deposits are held in accounts at the Liechtensteinische Landesbank, owned by the government, and audited by Ernst & Young AG.

         Statistics. In order for the company to be able to measure how successful the company's marketing and promotion program are, an advanced statistics system is in place, which enables the company to:

Monitor sales and site traffic in real time
Track data per advertisement banner including hits, signups, conversion rates, Average spend and total revenue Get detailed sales and customer information about your best players Get geographical information by sales and sign ups Monitor detailed information about click-throughs, including the referring site Get in-depth information about player paths through the site and most accessed pages

         Server Room. The server room is a purpose-built Grade 1 computing environment. It has a dual, high-capacity, under-floor air conditioners keeping the temperature stable, and Inergen (Argonaut) fire protection systems. Power supply is ensured with dual uninterruptible power supplies linked to a 30Kw diesel generator.

         Disaster Recovery. A fully functional off-site disaster recovery facility is in place 10 km from the main server center. This facility contains up-to-date copies of all data and is linked via wireless network to the primary site. As an autonomous system with 3 independent backbones (UUNET, GlobalOne and IP Plus), Zabadoo.com AG manages its own BGP (Border Gateway Protocol) sessions with the backbones giving it the ability to react to localized problems on the Internet by rerouting traffic where necessary. Each line runs at E1 (2Mb) speed, and further capacity will be available at short notice. Graphics are served through a network of 8000 servers around the world provided by Akamai (TM). This ensures that customers always receive their graphics and other "heavy" content from the closest server to them. All server equipment is configured in redundant clusters to provide the highest possible resilience. This includes firewalls, routers, utility and database servers. Web servers are accessed through a pair of Big IP2 load balancing systems that enable Zabadoo.com AG to add new servers very quickly, and load balance across multiple servers.

         Data Storage. Compaq Storageworks RA8000 FC Fiber Channel RAID are used for critical data storage. This system has redundancy throughout and is extremely fast due to its 64Mb read-write cache unit and high-speed fiber channel connectivity. The database runs on an 8 processor Compaq Systempro 8500 server with 4Gb main memory.

         Security. There is a high level of physical security on site. Access is controlled to all areas and alarms are monitored 24/7/365 by an on-site security control room. In addition, firewalls and systems are configured to provide the highest level of security, and has been tested in both internal and external penetration tests. Three hardware engineers will also be available 24/7/365 to solve problems if they occur. A sophisticated alerting system is in place to notify support staff when there are problems.

         Internal Controls. Planetlotto.com weekly draws are attended by two scrutineers from Ernst & Young AG, Vaduz. They supervise the pre-draw procedures and take possession of a CD-ROM containing data on entries for the draw. This record is the definitive record used to verify the winners, and is validated against the database before the draw can take place. Draws are performed using one of two mechanical ball machines manufactured by Editec. Prior to the draw a ball set is selected at random and test draws are carried out to ensure that the machine and ball sets have not been tampered with. After the draw an independent program is run by the auditors and the results compared to the database to verify that the data is correct and there are no errors.

         Jackpot Insurance. Planetlotto.com's weekly draw features two headline jackpots, the weekly 7/49 Jackpot and the Bonus Play Jackpot, which are insured by a consortium of Lloyds of London insurance underwriters.

     Real Time Broadcast. The draws are currently filmed and broadcast live on the Internet using Real Video. Players can also watch archive copies of the draws. Draws are filmed using multiple broadcast-quality cameras.

         First Tier. Zabadoo.com offers round-the-clock customer support. Operators are multi-lingual and trained to respond to e-mails and phone calls making use of an extensive knowledgebase. E-mails are assigned a tracking number via an auto-reply function and are answered personally within 1 hour.

         Second Tier. In circumstances where support queries e-mails cannot be answered first tier customer support, the player will be informed that the query has been passed on to a manager and the query is forwarded to the Zabadoo.com AG team in Liechtenstein. Liechtenstein support is available 08.00 to 19.30 CET weekdays and reduced hours over the weekend and public holidays. Support staff has access to an extensive CRM database, which will enable them to answer customer queries efficiently and effectively.

Email Program. Zabadoo.com AG uses a state-of-the-art e-mail system that integrates with the database and enables it to send e-mails to selections of players based on a wide variety of criteria. E-mails are formatted in such a way as to display correctly in all mail clients and are multilingual and able to incorporate customer information such as name and account number. Newsletters will also be sent out weekly to all players who have not opted out.

Additionally, InterSpace recognizes the speed at which the Internet operates, and is committed to becoming a leader in the Internet gaming industry. As such, InterSpace plans to enter into several key strategic relationships, and is pursuing additional partnerships that will offer new and strong Internet Marketing distribution channels for our products.

RESEARCH AND PRODUCT DEVELOPMENT

The Company recently launched its first product, Planetlotto.com, and new product and marketing development will continue to be a primary focus of InterSpace for the current fiscal year as the Company refines its business model and adds new types of lottery style games. As the traditional lottery market and the interactive online lottery market begin to converge, new games that redefine the online lottery market will emerge. The Company plans to focus on a variety of different types, styles and themes of games, focusing on different demographic and niche markets in order to penetrate a larger user base.

NUMBER OF EMPLOYEES

As of December 31, 2001, the Company employed 4 full-time persons.

ITEM 2. PROPERTIES

The Company does not own any real property and has no long-term commitments to lease any space. The Company currently leases office and conference facilities on a month-to-month basis at 7825 Fay Avenue, #200, La Jolla, California 92037.

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any current or pending legal action.
No director, officer or affiliate of InterSpace International, Inc., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to InterSpace Interprises, Inc. or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR INTERSPACE ENTERPRISE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

         Our common stock is traded on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "ITET." On December 31, 2001, the low and high bid prices for the common stock on the Bulletin Board were $0.18 and $0.195, respectively.

            The following table shows the range of reported low bid and high bid per share quotations for our common stock for the periods indicated. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               High Bid            Low Bid
            2001

            First Quarter....................   $5.250              $0.125
            Second Quarter...................   $0.421              $0.055
            Third Quarter....................   $0.100              $0.010
            Fourth Quarter...................   $0.195              $0.019

Penny Stock Regulation

            Our shares are subject to the Penny Stock Reform act of 1990, which may potentially decrease our ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price less than $5.00. The penny stock rules require a broker-dealer prior to a non-exempt transaction to deliver a standardized risk disclosure document and make a special determination that penny stocks are a suitable investment for each investor. In addition the broker-dealer must receive the investor's written agreement to the transaction. These disclosure requirements may have the affect of reducing the level of trading activity in our stock and make it more difficult for you to resell your stock in our Company.

SECURITY HOLDERS

The approximate number of holders of record of the Common stock as of December 31, 2001 is 196 inclusive of those brokerage firms and/or clearinghouses holding shares of common stock for their clientele (with each such brokerage house and/or clearinghouse being considered as one holder).

DIVIDENDS

The Company paid no dividends in 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The most recent fiscal year has been a trying one for the Company. Commitments for funding that went unfulfilled resulted in the need to reconfigure the business model such that a partnership proved the most viable means to bring the Company's core product to market. Limited capital availability due to the downturn in the internet and technology sectors meant that the Company was forced to reduce its staff to core personnel in order to continue to operate. In spite of these setbacks, the management successfully completed the company's major milestone of making www.planetlotto.com operational in 2001 through the partnership in September with the International Liechtenstein Lottery foundation. Through this partnership, planetlotto.com became a retail outlet for the Liechtenstein Lottery in December of 2001, a weekly lottery operated by Zabadoo.com AG and regulated by ILLF and the Government of Liechtenstein, audited by Ernst and Young, International and Insured by a Lloyds of London Broker.

         The partnership enabled the company to leverage the existing structure of the lottery operations already in place under Zabadoo.com AG. By virtue of the 5 year agreement, the weekly operations of the Liechtenstein lottery and management of the planetlotto.com web site, including customer service support, maintenance and hosting are provided by ILLF and Zabadoo.com AG, in return for equity in the Company and revenue sharing based on each transaction on the Company's web site. Initially regarded as the Company's main competition, the partnership with Zabadoo has allowed the Company to fast-forward its launch and create the strongest internet lottery presence currently on the web. In order to develop a progressive jackpot, with a weekly rollovers of the Planetlotto lottery, the company modified it's lottery model from a 6/70 lottery format to a 7/49 format which eliminated the need for the company to provide its own lottery draw equipment, and separate audit procedures, one of them most costly aspects of the original plan. Modifications in this manner allowed Planetlotto to launch without the need to for significant additional capital. Additionally, the Company negotiated a supplemental insurance policy to coincide with the 7/49 Jackpot, exclusive to the Planetlotto.com website. The Supplemental 1-year insurance was paid in equity to Zabadoo.com AG in return for providing the initial minimum deposit required to initiate the insurance policy. The 7/49 insurance policy allows Planetlotto.com to guarantee a progressive jackpot that parallels traditional lotteries. The jackpot insurance is scheduled to increase on a weekly basis throughout the 2002-year in the event that there is no jackpot winner(s). Additionally, the term of the agreement includes an allocation of each ticket sold from the prize pool to be included within the advertised jackpot amount. Management believes that the implementation of a coordinated marketing plan in 2002 will drive ticket sales over the insured amount and develop a mature lottery model without the need to purchase additional insurance in 2003.

         Through the result of these strategic alliances, it is management's belief that the company is well position within the online lottery industry to capture a significant percentage of market share within this industry sector. The current focus of the Company is to develop the Planetlotto brand through strategic alliances with Internet based portals to distribute it's product on the Internet. It is management's belief that the Company will be able to secure adequate funding to enable the company to market the Planetlotto brand and translate it's marketing effort into self-sufficient revenues and positive cash flow, however, there can be no assurances that funding will occur.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 the Company had $130,815 in cash resources available to satisfy requirements for operations, which are not sufficient to sustain long-term operations. No assurances can be given that the Company will be successful in realizing sufficient funding to continue any operations. Based on the partnership arrangement with Zabadoo.com AG, the Company was able launch the PlanetLotto website and begin the generation of its first revenues. While the website is fully operational, very little cash is available to begin the process of marketing and promoting the site.

The Company is currently working to create exposure for the website via strategic alliances and cross-marketing opportunities. While the deterioration of funding sources for internet based businesses has created financial stress for the Company, the cost of web-based advertising has likewise decreased. The Company plans to strategically place test-marketing campaigns via web portals and other internet sources to determine the most effective means to attract its core audience. The Company plans to raise capital during the second quarter of 2002 via a formal registration statement. Funds from this placement will be used to expand our marketing efforts to a much wider audience, via both online and offline placements.

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

As of December 31, 2001, there were no material commitments for capital expenditures.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Company did not generate revenue in 2001 or 2000. The Company general and administrative expenses of $1,663,264 in 2001 compared with $1,274,835 in 2000. The Company's main expenses continue to be consulting and legal fees as well as compensation costs. The Company incurred $495,685 in 2001 and $257,250 in 2000 for consulting fees, much of this related to stock-based compensation as a result of the Company's lack of cash resources. In 2001 the legal and professional fees increased to $118,039 from $50,201 in 2000 as a result of costs associated with licensing and financing related items. Other administrative expenses increased to $410,465 from $120,671 in 2000 due to the cost of website development, insurance and associated operational costs. Salaries expense increase to $577,405 from $466,880 as a result of hiring 5 additional staff for most of 2001.

The Company incurred a loss on operations of ($1,663,264) in 2001 compared to ($1,274,835) in 2000. The Company had a net loss of ($1,694,934) in 2001 after interest expense of $39,774 and interest income of $8,904. In 2000 the net loss was ($1,230,269) after interest income of $54,471 and interest expense of $9,105. The loss per share was ($.02) in both 2001 and 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is included as a separate exhibit to this report. Please see pages F-1 - F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Siegel, Smith & Garber, LLP have audited the Company's records since inception. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT DIRECTORS

(a) The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

DIRECTORS

NAME                 AGE    PRINCIPAL OCCUPATION                          SINCE
----                 ---    -----------------------                       -----
Daniel P. Murphy     32     Founder, President, Chief Executive            1998
                            Officer, Chairman and Director

Alejandro Trujillo   32     Founder, Chief Technology Officer              1998
                            and Director

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                 AGE      POSITION WITH COMPANY                      TERM
----                 -----    ----------------------                     -----
Daniel P. Murphy     32       Chairman of the Board, President and       4 years
                              Chief Executive Officer

Andrew P. Patient    31       Chief Financial Officer, Treasurer
                              and Secretary                              2 years

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

Alejandro Trujillo, Co-Founder and Director
As a co-founder and Director of the Company, Mr. Trujillo's primary responsibility is to oversee the technical development of the Company. Mr. Trujillo, educated at the University of California, San Diego (UCSD) in the field of Cognitive Science, has an extensive background within the programming and Internet industry. During his tenure as the Vice President of Production of an emerging multimedia corporation, Mr. Trujillo handled all aspects of his division, including project management, coordinator, and operations management.

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

(e) Committees of the Board of Directors

During 2001, the Board of Directors met on twenty-six occasions. All directors attended 100% of the meetings of the Board during 2001.

         The Company is currently actively seeking additional Board members and has identified several potential candidates in the areas of finance, gaming and technology. It is the intent of the Company to instate an additional 3 members to the Board in the 2002 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

(a) Officer's Compensation
         The following table sets forth the compensation by the Company of the Chief Executive Officer and the four most highly compensated other executive officers of the Company in 2000, for services in all capacities to the Company and its subsidiaries during the two fiscal years ended December 31, 2000.


                  ANNUAL COMPENSATION
               ---------------------------

Name and Principal                            Annual Salary         Bonus          Other Annual        Long Term
Position                         Year                                              Compensation        Awards of
                                                                                                        Options
Daniel P. Murphy                 2001            $120,000             0                  0                 4,000,000
Chairman of the Board,           2000            $90,000              0                  0                   250,000
President and CEO                1999            $63,333              0                  0                         0

Alejandro Trujillo               2001            $48,000              0                  0                         0
Director, Chief                  2000            $83,333              0                  0                   250,000
Technology Officer               1999            $63,333              0                  0                         0

Andrew P. Patient                2001            $83,333              0                  0                 1,000,000
Chief Financial Officer          2000            $86,250              0                  0                   250,000
and Secretary                    1999            $18,750              0                  0                         0



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


----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------
Name and          Year     Annual      Meeting      Consulting/     Number of   Securities      LTIP      All Other
Principal                  Retainer    Fees ($)     Other Fees ($)  Shares (#)  Underlying      Payments  Compen-sation
Position                   Fees ($)                                             Options/
                                                                                SARSs
                                                                                (#shares)
----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------
----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------
Daniel P.         2001
Murphy,           2000         0            0             0             0             0            0           0
(1)Director       1999         0            0             0             0             0            0           0
----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------
----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------
Alejandro         2001
Trujillo,         2000         0            0             0             0             0            0           0
(1)Director       1999         0            0             0             0             0            0           0
----------------- -------- ----------- ------------ --------------- ----------- --------------- --------- -------------


(1) Both Mr. Murphy and Mr. Trujillo were compensated and have options and incentive participation pursuant to their Employment Contracts as Officers. Details of compensation are shown in Officers Compensation above and Employment Agreements below.

EMPLOYMENT AGREEMENTS

In April 2000, as a result of the reorganization, the Company entered into new employment agreements with Daniel P. Murphy, its Chairman of the Board, President and Chief Executive Officer and Andrew P. Patient, its Chief Financial Officer and Secretary.

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth each exercise of stock options made during the year ended December 31, 2001 by the current Chief Executive Officer, and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 20010. There were no exercises or holdings of stock appreciation rights by any officers during 2001, and there are no outstanding stock appreciation rights.


                        OPTION GRANTS IN LAST FISCAL YEAR
----------------------- --------------------- -------------------- --------------------- --------------------

Name                    Number of             Percentage of        Exercise or Base      Expiration Date
                        Securities            Total Options        Price Per Share ($)
                        Underlying Options    Granted to
                        Granted               Employees in
                                              Fiscal 2001 (%)
----------------------- --------------------- -------------------- --------------------- --------------------
----------------------- --------------------- -------------------- --------------------- --------------------
Daniel P. Murphy             4,000,000               80.0%                $0.01            Sept. 30, 2006
Chairman of the
Board, President and
CEO

----------------------- --------------------- -------------------- --------------------- --------------------
----------------------- --------------------- -------------------- --------------------- --------------------
Alejandro Trujillo              -0-                   -0-                  -0-                   ---
Director, Chief
Technology Officer
----------------------- --------------------- -------------------- --------------------- --------------------
----------------------- --------------------- -------------------- --------------------- --------------------
Andrew P. Patient            1,000,000               20.0%                $0.01            Sept. 30, 2006
Chief Financial
Officer and Secretary
----------------------- --------------------- -------------------- --------------------- --------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

To the Company's knowledge, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

(a) The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of December 31, 2001, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

Title                                          Beneficially        Percent
Of Class    Beneficial Owner                   Owned                Owned (1)
----------  -------------------------          ---------------     -------------

Common      Robert K. Swanson                  14,372,000 (2)       13.44%
            Shareholder

Common      Zabadoo.com, AG                    12,000,000 (3)       11.44%
            Shareholder
Common      Prudential Overseas Company, Ltd.  6,048,000            6.05%

(1) With respect to the Common Stock, percentages shown are based upon 99,887,230 shares of Common Stock actually outstanding as of December 31, 2001.

(2) Includes 7,000,000 options to purchase common stock at strike price of $0.01 per share and assumes exercise of all options.

(3) Includes 5,000,000 options to purchase common stock at strike prices range from $0.02 per share to $0.20 per share and assumes exercise of all options.

(b) The following table sets forth as of December 31, 2001, the beneficial ownership of the Company's voting shares by all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.


Title                                          Beneficially         Percent
Of Class      Beneficial Owner                 Owned                 Owned (1)
----------    -------------------------        ---------------      ------------
Common        Daniel P. Murphy
              President, Chairman, CEO,        19,750,000 (2)(3)     19.01%
              and Director

Common        Alejandro Trujillo
              Chief Technology Officer and     15,750,000 (4)        15.75%
              Director

Common        Andrew P. Patient
              CFO, Treasurer, and Secretary    7,750,000  (5)(6)     7.68%

         Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all Common and Preferred Stock and options or warrants to purchase stock.

(1) With respect to the Common Stock, percentages shown are based upon 99,887,230 shares of Common Stock actually outstanding as of December 31, 2001.

(2) Includes 6,750,000 shares pledged against payment of a promissory note to the Company in the amount of $67,500 used to exercise the options under which the shares were acquired. Mr. Murphy has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

(3) Includes 4,000,000 options to purchase common stock at strike price of $0.01 per share and assumes exercise of all options.

(4) Includes 6,750,000 shares pledged against payment of a promissory note to the Company in the amount of $67,500 used to exercise the options under which the shares were acquired. Mr. Trujillo has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

(5) Includes 3,600,000 shares pledged against payment of a promissory note to the Company in the amount of $36,000 used to exercise the options under which the shares were acquired. Mr. Patient has full power to vote the shares and exercise all other rights of ownership, other than sale of the shares.

(6) Includes 1,000,000 options to purchase common stock at strike price of $0.01 per share and assumes exercise of all options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The 1999 Omnibus Stock Plan (the "Executive Plan"), approved by shareholders in 1999, was implemented in March, 2000 with 3 employees participating. Mr. Murphy, the Company's Chairman, President and Chief Executive Officer, was granted options to purchase 250,000 shares at $1.10 per share for a period of 5 years. Mr. Trujillo, the Company's Director and Chief Technology Officer was granted options to purchase 250,000 shares at $1.10 per share for a period of 5 years, and Mr. Patient, the Company's Chief Financial Officer, was granted options to purchase 250,000 shares at $1.00 per share for 5 years. Under the terms of the Executive Plan, eligible key employees were granted the right to purchase shares of the Company's Common Stock at the market price, or in the case of owners of 10% or more of the outstanding shares 110% of the market price, which was estimated at $1.00 per share at the time of grant. All options were exercised on March 22, 1999 and were financed through promissory notes from the Company at the Federal Rate for Mid-Term Funds, payable on or before March 22, 2004. On October 1, 2001, the Board of Directors, in consideration of the decline in market value of the common shares, agreed to reduce the value of the original purchase transaction to an effective price of $0.01 per share, thereby reducing the promissory notes and accrued interest by approximately 85%. The repayment dates and other terms remain the same.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for InterSpace Enterprises, Inc. as of December 31, 2001 are filed as part of this report.

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

DATE: April 10, 2002
                                              /s/ Daniel P. Murphy
                                              ----------------------------------
                                              Daniel P. Murphy, President, CEO,
                                              Chairman of the Board, Director


                                              /s/ Andrew Patient
                                              ----------------------------------
                                              Andrew Patient, CFO, Secretary,


INTERSPACE ENTERPRISES, INC.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 10, 2002

                                              DIRECTORS



                                              /s/ Daniel P. Murphy
                                              ----------------------------------
                                              Daniel P. Murphy



                                              /s/ Alejandro Trujillo
                                              ----------------------------------
                                              Alejandro Trujillo

                          INTERSPACE ENTERPRISES, INC.
                         (A Developmental Stage Company)
                              FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001
                             SIEGEL, SMITH & GARBER
                          Certified Public Accountants


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


                 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS REPORT

The Board of Directors and Shareholders'
InterSpace Enterprises, Inc.

We have audited the accompanying balance sheet of InterSpace Enterprises, Inc. (a development stage company) as of December 31, 2001, and 2000 and the related statement of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from inception (June 30, 1998) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterSpace Enterprises, Inc. as December 31, 2001 and 2000, and the results of operations and their cash flows for the years then ended and the period from inception (June 30, 1998) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company cannot successfully implement its operating plan without raising significant capital. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Siegel Smith, LLP
SIEGEL  SMITH, LLP
Certified Public Accountants

Solana Beach, California
March 28, 2002


                            InterSpace Enterprises, Inc.
                           (A Development Stage Company)
                                   Balance sheet
                                    December 31


                                     ASSETS

                                                                  2001             2000
                                                                 ------           ------
Current Assets
    Cash                                                    $      130,815   $        17,343
    Prepaid expenses                                                     0            14,750
    -----------------------------------------------------------------------------------------
       Total current assets                                        130,815            32,093

Fixed Assets
    Computer and office equipment                                   11,281            11,281
    Accumulated depreciation                                        (6,662)           (4,315)
    -----------------------------------------------------------------------------------------
      Total property and equipment                                   4,619             6,966
    -----------------------------------------------------------------------------------------
         Total Assets                                       $      135,434   $        39,059
    =========================================================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable and accrued liabilities                $      232,886   $       260,053
    Notes payable                                                   30,000           136,000
    Accrued payroll liabilities                                    746,361           279,332
    Accrued income tax                                               2,400             1,600
    Convertible notes payable                                      178,000           136,000
    Accrued interest                                                     0             9,105
    Current portion long term debt                                     700               930
    -----------------------------------------------------------------------------------------
      Total current liabilities                                  1,190,347           823,020

Long Term Liabilities                                                  842             1,111

Stockholders' Equity (Deficit)
    Common stock                                                       998               658
    Accounts receivable subscribed-related parties                (185,697)       (1,187,097)
    Additional paid in capital                                   2,736,043         2,313,532
    Accumulated deficit during development stage                (3,607,099)       (1,912,165)
    -----------------------------------------------------------------------------------------
      Total stockholders' equity                                (1,055,755)         (785,072)
    -----------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity           $      135,434   $        39,059
    =========================================================================================


               See the Accompanying Notes to Financial Statements



                          InterSpace Enterprises, Inc.
                         (A Development Stage Company)
                            Statement of Operations
             For the Years Ended December 31 and Inception to Date



                                                                                   From Inception
                                                                                   June 30, 1998
                                                                                      Through
                                                        2001          2000        December 31,2001
   --------------------------------------------------------------------------------------------------
Revenues

Research and Development                                                                       5,059

Administrative and Selling Expenses
   License fees                                                 0       333,000              373,000
   Consulting                                             495,685       257,250              826,510
   Depreciation and amortization                            2,347         2,347                6,662
   Legal and professional                                 118,039        50,201              319,556
   Marketing and promotion                                 18,322        14,468              117,953
   Office expense                                          29,628        24,241               88,993
   Other administrative expenses                          410,465       120,671              578,674
   Rent                                                    11,373         5,777               22,196
   Salaries                                               577,405       466,880            1,279,792
   --------------------------------------------------------------------------------------------------
      Total Administrative Expense                      1,663,264     1,274,835            3,613,336

   --------------------------------------------------------------------------------------------------
        Net Loss from Operations                       (1,663,264)   (1,274,835)          (3,618,395)

Other (Income) Expense
   Interest income                                         39,774       (54,471)             (14,697)
   Interest expense                                        (8,904)        9,105                  201
   --------------------------------------------------------------------------------------------------
      Total Other (Income) Expense                         30,870       (45,366)             (14,496)

Income Taxes                                                  800           800                3,200
   --------------------------------------------------------------------------------------------------
        Net Income                               $     (1,694,934)   (1,230,269)          (3,607,099)
   ==================================================================================================


   Weighted Average Shares                             81,561,061    58,321,405
   Loss per share                                           (0.02)        (0.02)



               See the Accompanying Notes to Financial Statements


                                          INTERSPACE ENTERPRISES, INC.
                                         (A Development Stage Company)
                             Statement of Changes in Stockholders' Equity (Deficit)
                            From Inception, June 30, 1998 through December 31, 2000

--------------------------------------------------------------------------------------------------------------------------------
                                    Common Stock                 Additional Paid      Accounts        Accumulated
     Date         Description          Shares         Dollars      in Capital      Rec. Subscribed      Deficit          Total
--------------------------------------------------------------------------------------------------------------------------------
               Beginning                  -              -              -                              -               -
                  balance

June 30,1998   Shares issued              3,475,000        3,475                                                        $ 3,475
                  to founders

Nov 24,1998    Shares issued                120,000        $ 120        $ 59,880                                       $ 60,000
                  for cash

Nov 24,1998    Shares issued                  5,000          $ 5         $ 2,495                                        $ 2,500
                  for services

Dec. 31,1998   Net loss                                                                               $ (68,678)      $ (68,678)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                 3,600,000      $ 3,600        $ 62,375                      $ (68,678)       $ (2,703)
--------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                      183,200        $ 183       $ 220,307       $ (5,000)                      $ 215,490

Shares issued for services                  242,000        $ 242       $ 155,758                                      $ 156,000

Nov. 2, 1999   Cancelled Stock              (25,000)       $ (25)                                                         $ (25)

Nov. 18, 1999  Reincorporating                          $ 36,002       $ (36,002)                                           $ -

Dec. 31,1999   Net loss                                                                              $ (613,218)     $ (613,218)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                 4,000,200     $ 40,002       $ 402,438       $ (5,000)     $ (681,896)     $ (244,456)
--------------------------------------------------------------------------------------------------------------------------------



                 See Accompanying Notes to Financial Statements


                                          INTERSPACE ENTERPRISES, INC.
                                         (A Development Stage Company)
                             Statement of Changes in Stockholders' Equity (Deficit)
                            From Inception, June 30, 1998 through December 31, 2000


                                      Common Stock                 Additional Paid      Accounts        Accumulated
     Date         Description            Shares         Dollars      in Capital      Rec. Subscribed      Deficit          Total
----------------------------------------------------------------------------------------------------------------------------------

January, 2000  Cash Received                                                              $ 5,000                         $ 5,000

Shares issued for cash                     99,000        $ 990       $ 195,510                                          $ 196,500

March, 2000    Officer Options          1,900,000     $ 19,000     $ 1,068,500       $ (1,087,500)                            $ -

March, 2000    Exercised options          175,000      $ 1,750       $ 117,000          $ (45,126)                       $ 73,624

March, 2000    Stock for Services         469,000      $ 4,690       $ 464,310                                          $ 469,000

April, 2000    Merger                     672,000     $(66,359)       $ 66,359                                                $ -

July, 2000     Dividend 8 X 1          58,521,600        $ 585          $ (585)                                               $ -

December 31    Interest on Notes                                                        $ (54,471)                      $ (54,471)

Dec. 31,2000   Net loss                                                                              $ (1,230,269)   $ (1,230,269)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000              65,836,800        $ 658     $ 2,313,532       $ (1,187,097)   $ (1,912,165)     $ (785,072)
==================================================================================================================================



                 See Accompanying Notes to Financial Statements


                                          INTERSPACE ENTERPRISES, INC.
                                         (A Development Stage Company)
                             Statement of Changes in Stockholders' Equity (Deficit)
                            From Inception, June 30, 1998 through December 31, 2000


                                      Common Stock                 Additional Paid      Accounts        Accumulated
     Date         Description            Shares         Dollars      in Capital      Rec. Subscribed      Deficit          Total
----------------------------------------------------------------------------------------------------------------------------------
Conversion of notes payable               366,300          $ 4       $ 183,146                                          $ 183,150

Shares issued for services             22,554,030        $ 225       $ 867,945                                          $ 868,170

Shares issued for cash                 11,130,100        $ 111       $ 287,919                                          $ 288,030

Interest on notes                                          $ -             $ -           $ 39,774                        $ 39,774

Officer Options                                            $ -      $ (916,500)         $ 916,500                             $ -

Due from shareholder                                       $ -             $ -           $ 45,126                        $ 45,126

Net loss                                                                                             $ (1,694,934)   $ (1,694,934)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001              99,887,230        $ 998     $ 2,736,042         $ (185,697)    $(3,607,099)   $ (1,055,756)
==================================================================================================================================



                 See Accompanying Notes to Financial Statements


                                   INTERSPACE ENTERPRISES, INCC.
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                 For the Years Ended December 31 and From Inception, June 30, 1998
                                     Through December 31, 2000


                                                                                               From Inception
                                                                                                June 30, 1998
                                                                                                   Through
                                                              2001              2000          December 31,2001
                                                          --------------   ---------------   --------------------
Cash Flows From Operating Activities
     Net Loss                                           $    (1,694,934) $     (1,230,269) $          (3,607,099)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                             2,347             2,347                  6,662
         Stock for services                                     868,170           469,000              1,499,120
         Changes in:
         Prepaid expense                                         14,750           (14,750)                     0
         Accounts payable                                       (27,167)          112,316                232,886
         Accrued interest                                        (9,105)            9,105                      0
         Accrued payroll expenses                               467,030           168,805                746,362
         State tax payable                                          800               800                  2,400
-----------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                          (378,109)         (482,646)            (1,119,669)

Cash Flows from Investing Activities
         Accrued interest related parties                        39,774           (54,471)               (14,697)
         Computer and equipment purchases                                          (1,982)                (8,335)
         Note receivable (payments)                              45,126                                        0
-----------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                            84,900           (56,453)               (23,032)

Cash Flows from Financing Activities
         Notes payable                                         (106,000)          136,000                 39,200
         Sale of common stock                                   489,550           275,124              1,040,164
         Repayment of notes                                        (499)             (905)               (10,604)
         Convertible notes                                       23,630           136,000                159,630
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       406,681           546,219              1,228,390

         Net Increase in Cash                                   113,472             7,120                 85,689

     Cash, beginning of the year                                 17,343            10,223                      0
-----------------------------------------------------------------------------------------------------------------
     Cash, December 31                                  $       130,815  $         17,343  $              85,689
=================================================================================================================

Supplemental Non Cash Investing and Financing Activities:
     Stock issued for a Lottery license                 $                $        333,000  $                   0
     Stock for consulting service                       $       868,170  $        136,000  $           1,004,170
     Acquisition of computer on note                    $                $                 $               2,946

Supplemental Information:
         Interest paid                                  $                $            353 $                    0
         Taxes paid                                     $                $              0 $                    0




               See the Accompanying Notes to Financial Statements

NOTE A -  Summary of Significant Accounting Policies
          ------------------------------------------

Organization
------------
Interspace Enterprises, Inc. (the "Company") was originally incorporated in the State of Nevada on June 30,1998. The Company reincorporated as a Delaware Corporation on November 17, 1999. Additionally, on April 14, 2000 the Company entered into a stock exchange with Marathon Marketing Corp., ("MM") a Colorado Corporation. The Company issued 672,000 shares of common stock for all the outstanding shares of MM, which was also 672,000 and the transaction was accounted for as a reverse reorganization. As part of the reorganization all officers of MM resigned and MM changed its name to InterSpace Enterprises, Inc.

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

Development Stage Operations
----------------------------
Since inception, June 30, 1998, the Company has devoted significantly all of its efforts to development of a web site, obtaining capital resources and obtaining lottery licenses. Therefore, the Company is considered a development stage company as described in SFAS No. 7.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share
------------------------------------
Net loss per share is calculated in accordance with SFAS128, Earnings Per Share for the period presented. Basic net loss is based upon the weighted average number of common shares outstanding.

Comprehensive Income
--------------------
The Company has adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

Reportable Operating Segments
-----------------------------
SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company currently is the development stage and does not have reportable operating segments.

Cash and Cash Equivalents
-------------------------
Cash equivalents include cash on hand and in banks.

Accounting Method
-----------------
The Company uses the accrual method of accounting, which recognizes income as it is earned and expenses as they are incurred.

Equipment and Depreciation
--------------------------
Property and equipment are carried at historical cost. Depreciation is computed using the straight-line method over the useful life of the asset. Asset lives are five years for equipment and software. Total depreciation from June 30, 1998, date of inception, through December 31, 2001 was $6,662, which represents $2,347 for the current calendar year, $2,347 for 2000, $1,660 for 1999 and $308 for the period of inception through December 31, 1998. The Company uses the modified accelerated cost recovery method for income tax purposes.

Income Taxes
------------
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts and tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss ("NOL") as of December 31, 2000 of approximately $3,100,000 for federal purposes and $1,550,000 for State tax purposes. This NOL will begin to expire in the year 2013 if not previously utilized.

Accounting for Stock-Based Compensation
---------------------------------------
Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments issued is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based non-employee compensation. The cost of stock based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market valued of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements
-----------------------------
In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.


NOTE B - Notes Payable
         -------------

The Company has obtained from two interested parties a total of $30,000 in informal loans to meet the Company's day-to-day cash operating needs. The loans total $15,000 from each party. Neither party has asked the Company to collateralize the loan, sign notes or state an interest rate. The Company intends to repay these parties when significant funding has been obtained. These notes are demand notes and therefore classified as a current liability. The

Company has not accrued interest on these friendly advances. Subsequent to year-end one $15,000 note was converted to 250,000 shares of the Company's common stock.

The Company has assumed a liability from an officer of the Company for approximately $1,500. The Officer used his personal credit to acquire computer equipment on a revolving credit basis. The loan is unsecured and bears 18% interest annually.

The following table represents the annual principal payments due on the revolving credit over the next five years:

                      YEAR                          AMOUNT
                      2002                        $    700
                      2003                        $    800
                      2004                        $    -0-
                      2005                        $    -0-
                      2006                        $    -0-


NOTE C - Convertible Notes Payable
         -------------------------

In December 2001 the Company raised $178,000 of capital via unsecured convertible notes. The terms of the notes are between six and twelve months with interest at 10% annually. The notes are convertible to equity at either the note holders' wishes or, if certain events occur within the Company, the Company has the right to convert. At December 31, 2001 no note holders or events had occurred to trigger conversion. Since these notes were issued at various times during the last two weeks of the year the accrued interest is insignificant at December 31, 2001. Subsequent to year-end the outstanding notes were converted to stock.

The convertible notes, and accrued interest, outstanding at December 31, 2000 were converted to stock in February 2001.


NOTE D - Income Taxes
         ------------

Income tax expense of $800 represents the minimum California franchise tax for the year ended December 31, 2001. The deferred income taxes consisted of the following as of December 31, 2001:

        Deferred tax assets
             Net operating loss                             $1,054,000

        Deferred tax liabilities
             Non deductible items                               39,000
                                                                ------

                         Net deferred assets                $1,015,000
                         Valuation allowance                $1,015,000
                                                            ----------
                         Net deferred tax                       -0-

                         Change in valuation allowance      $  839,200

Deferred tax assets relates to the Company's net operating loss from inception through December 31, 2001. The net operating loss totals $3,100,000 as of December 31, 2001 and begins to expire in 2013. A valuation allowance has been provided against this deferred tax asset as it more likely than not that the deferred tax asset will not be realized.

NOTE E - Preferred Stock
         ---------------

The Company has authorized 40,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2001 and 2000 no shares were issued and outstanding.


NOTE F - Common Stock
         ------------

The Company has authorized 200,000,000 shares of $0.00001 par value common stock. On December 31, 2001 and 2000 there were 99,887,230 and 65,836,800 shares issued and outstanding, respectively. During 2001 the Company sold 11,130,100 shares totaling $306,400 less a $18,370 commission. Additionally, 22,554,030 shares were issued for services, valued at $868,170. The shares issued for services were valued at various rates. These transactions were recorded at an amount that approximates the value of the Company's freely traded stock at the time the transactions were entered into. During the year the stock price has fluctuated from approximately $0.50 to $0.018.


NOTE G - Stock Options
         -------------

During 2001 the Company issued two options totaling 9,500,000 shares to a Director for his continued participation in the Company's leadership. The options are for a period of two years beginning September 19, 2001 (2,500,000 shares) and October 9, 2001 (7,000,000 shares) and can be exercised at any time within the two years. The option price is at $0.01 on both options. On the dates of grant the bid price for the stock was also $0.01. No options had been exercised as of December 31, 2001.

The Company has also issued options to the President (4,000,000 shares) and the CFO (1,000,000 shares) for their services. The options are exercisable at 110% of the closing price of the stock on October 8, 2001. No options had been exercised as of December 31, 2001.


NOTE H - Non-Monetary Transactions
         -------------------------

The Company has an agreement with an agent, whereby a commission is paid for referrals of investors in the Company's notes and stock. During 2001 and 2000 the Company paid $18,370 and $26,000 respectively for referrals.

The Company issued 22,554,030 shares for certain consulting and advisory services provided to the Company. The Company valued these transactions at what they believed approximated the fair market value of the stock at the time the agreements for services were signed. The Company's stock price ranges from approximately $0.50 to $0.018 during the year. Therefore, the value recorded for these services also ranges from $0.50 to $0.02.


NOTE I - Related Party Transactions
         --------------------------

The Company currently has assumed a liability from an officer of the Company for approximately $1,500. The Officer used his personal credit to acquire computer equipment on a revolving credit basis. The loan is unsecured and bears 18% interest annually, (see Note B).

Certain officers and consultants were granted options to purchase stock of the Company in 1999. In March 2000 all outstanding options totaling 18,675,000 shares, at a cost of $1,206,250 were exercised. The options exercised by the officers for 17,100,000 shares however, were completed by promissory notes to the Company for $1,087,500 and interest at the annual Federal mid-term rate. In October the Company adjusted the price of the stock for the officers of the Company. The total adjustment, ($916,500), reduced Additional Paid in Capital as well as the Accounts Receivable from Officers. Total accrued interest, at December 31, 2001, from officer receivable was $14,700.

The Company has issued a total of two options totaling 9,500,000 shares to a Director for his continued participation in the Company's leadership. The options are for a period of two years beginning September 19, 2001 (2,500,000 shares) and October 9, 2001 (7,000,000 shares) and can be exercised at any time within the two years. The option price is at $0.01 on both options. On the dates of grant the bid price for the stock was also $0.01. (Note G)

The Company has also issued options to the President (4,000,000 shares) and the CFO (1,000,000 shares) for their services. The options are exercisable at 110% of the closing price of the stock on October 8, 2001. (Note G)


NOTE J - Subsequent events
         -----------------

The Company has converted the entire $178,000 of convertible notes to 9,203,326 shares of common stock. Additionally, the note holder of the $15,000 note converted their note to 250,000 shares of common stock.


NOTE K - Commitments and Contingencies
         -----------------------------

The Company currently leases space for their corporate headquarters in an Executive Suite complex in the La Jolla area of San Diego, California. The Company pays a minimum amount of rent, ($185 monthly) for limited use of conference and meeting rooms. The Company is also charged for additional services such as secretarial services, call forwarding and facsimiles. During 2001 the Company paid $11,373 for these services and the service can be terminated on 30 days written notice.

The Company is currently obligated under the terms of an operating lease for an automobile used by the CEO. The lease was originally for 36 months, at $618 a month, and matures August 2002.


NOTE L - Going Concern
         -------------

At December 31, 2001 the Company had a working capital deficit in excess of $1,000,000. Additionally, the Company has recurring, losses during their development stage, negative stockholders' equity as well as approximately$350,000 liability to the Internal Revenue Service for payroll taxes and penalties. These factors raise doubt about the Company continuing as a going concern.

Management continues to seek capital via the sale of common stock. The Company is also discussing financing alternatives with various investment groups. There can be no assurance that the Company will be successful in its efforts to raise adequate capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE M - Concentrations of Credit Risks
         ------------------------------

The Company maintains cash balances at a financial institution in San Diego, California. The account is insured by the Federal Deposit Insurance Corporation, ("FDIC") up to $100,000. At various times during 2001 the Company's cash balances exceeded FDIC insurance amounts.


NOTE O - Lottery Drawing
         ---------------

On December 20, 2001 the Company began selling tickets for the first lottery drawing held January 18, 2002. The lottery, including ticket sales are operated by a casino in Liechtenstein. The Company will receive 17% of the net proceeds from the drawing. The proceeds from this drawing are insignificant and the Company has not recorded any anticipated receipts in the December 31, 2001 financials.