Form 10QSB
period 2002-03-31
INTERSPACE ENTERPRISES INC
filed 2002-05-20
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                        For Quarter Ended March 31, 2002

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

As of March 31, 2002, there were 115,004,285 shares of $0.00001 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          INTERSPACE ENTERPRISES, INC.
                         (A Development Stage Company)

                        Financial Statements (Unaudited)

                   For the Three Months Ended March 31, 2002



                                                                          INTERSPACE ENTERPRISES, INC.
                                                                         (A Development Stage Company)
                                                                             Balance Sheet (Unaudited)
                                                                                  As of March 31, 2002



                                               ASSETS
                                                                         March 31,      December 31,
                                                                           2002             2001
                                                                       -------------------------------
Current Assets
    Cash                                                             $        17,862          130,815
    Accounts Receivable                                                          768

    --------------------------------------------------------------------------------------------------
       Total current assets                                                   18,630          130,815

Fixed Assets
    Computer and office equipment                                             12,464           11,281
    Accumulated depreciation                                                  (7,302)          (6,662)

    --------------------------------------------------------------------------------------------------
      Total fixed assets                                                       5,162            4,619

    --------------------------------------------------------------------------------------------------
         Total Assets                                                $        23,792          135,434
    ==================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
    Accounts payable                                                 $       172,745          232,886
    Notes payable                                                             15,000           30,000
    Accrued payroll liabilities                                              671,393          746,361
    Accrued income tax                                                         2,400            2,400
    Convertible notes payable                                                      -          178,000
    Current portion long term liabilities                                        372              700

    --------------------------------------------------------------------------------------------------
      Total current liabilities                                              861,910        1,190,347

Long Term Liabilities                                                            670              842

Stockholders' Equity
    Common stock                                                               1,150              998
    Accounts receivable subscribed                                          (210,549)        (185,697)
    Additional paid in capital                                             3,293,465        2,736,043
    Accumulated deficit - during development stage                        (3,922,854)      (3,607,099)

    --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                            (838,788)      (1,055,755)

    --------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                  $        23,792          135,434
    ==================================================================================================



                                                                              INTERSPACE ENTERPRISES, INC.
                                                                             (A Development Stage Company)
                                                                       Statement of Operations (Unaudited)
                                                                 For the Three Months Ended March 31, 2002


                                                                                       Cumulative from
                                                                                        June 30, 1998
                                                                                       (Inception of the
                                                                                         Development
                                                 Three Months        Three Months         Stage) to
                                                     Ended              Ended             March 31,
                                                  March 31, 2002     March 31, 2001         2002
                                                -------------------------------------------------------
Revenues
                                                              -                   -
Sales                                         $           4,581                   -  $           4,581
-------------------------------------------------------------------------------------------------------
   Total Revenue                                          4,581                   -              4,581

Research and Development                                      -                   -              5,059

Administrative and Selling Expenses

Consulting                                               73,750             323,250            900,260
Depreciation and amortization                               640                 683              7,302
Legal and professional                                        -              72,550            319,556
License fees                                                  -                   -            373,000
Marketing and promotion                                 100,409               2,092            218,362
Office expense                                            9,778               9,132             98,771
Other administrative expenses                            42,640              22,640            621,314
Rent                                                      2,712               2,078             24,908
Salaries                                                 93,940             170,989          1,373,732
-------------------------------------------------------------------------------------------------------
   Total Administrative Expense                         323,869             603,414          3,937,205

-------------------------------------------------------------------------------------------------------
Net Loss from Operations                               (319,288)           (603,414)        (3,937,683)

Other Income

Interest income                                          (3,692)            (14,002)           (18,389)
Interest expense                                            159              (9,105)               360
-------------------------------------------------------------------------------------------------------
Total Other (Income) Expense                             (3,533)            (23,107)           (18,029)

Income Taxes                                                  -                   -              3,200

-------------------------------------------------------------------------------------------------------
     Net loss                                 $        (315,755)           (580,307)        (3,922,854)
=======================================================================================================




                                                                                    INTERSPACE ENTERPRISES, INC.
                                                                                   (A Development Stage Company)
                                                                             Statement of Cash Flows (Unaudited)
                                                                       For the Three Months Ended March 31, 2002


                                                                                             June 30, 1998
                                                                                            (Inception of the
                                                                                              Development
                                                       Three Months       Three Months         Stage) to
                                                          Ended               Ended            March 31,
                                                        March 31, 2002     March 31, 2001        2002
                                                      ------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                       $       (315,755)           (580,307) $      (3,922,854)

     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                          640                 683              7,302
          Stock issued for services                          113,750             339,525          1,609,420
          Changes in:
          Accounts receivable                                   (768)                  0               (768)
          Prepaid expense                                          0              14,750                  0
          Accounts payable                                   (60,141)             (1,642)           172,745
          Accrued interest                                         0              (9,105)                 0
          Accrued payroll liabilities                        (74,968)            110,633            671,393
          State tax payable                                        -                   -              2,400

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (337,242)           (125,463)        (1,460,362)

Cash Flows From Investing Activities
          Accrued interest related parties                    (3,692)            (14,002)           (18,389)
          Computer and equipment purchases                    (1,183)                  -            (12,464)
          Note receivable (payments)                               -              41,112                  -

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (4,875)             27,110            (30,853)

Cash Flows From Financing Activities
          Notes payable                                      (15,000)             29,000             24,200
          Sale of common stock                               422,664             199,150          1,493,035
          Repayment of notes                                    (500)               (400)            (8,158)
          Convertible notes                                 (178,000)           (136,000)                 0

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        229,164              91,750          1,509,077

          Net Decrease in Cash                              (112,953)             (6,603)            17,862

     Cash, beginning of the year                             130,815              17,343                  0

------------------------------------------------------------------------------------------------------------
     Cash, March 31, 2002                           $         17,862              10,740  $          17,862
============================================================================================================


                                                                                                        INTERSPACE ENTERPRISES, INC.
                                                                                                       (A Development Stage Company)
                                                                            Statement of Changes in Stockholders' Equity (Unaudited)
                                                                                           For the Three Months Ended March 31, 2002


                                  Preferred Stock     Common Stock         Additional Paid  Accounts Rec    Accumulated
             Description         Shares   Dollars  Shares        Dollars      in Capital     Subscribed       Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001           -        -      99,887,230    $ 998   $2,736,042     $ (185,697)   $(3,607,099)  $(1,055,756)

Conversion of notes payable                         10,923,991    $ 109    $ 295,251                                  $  295,360

Conversion of other payables                         1,018,064     $ 11    $ 103,454                                  $  103,465

Stock issued for current services                    3,175,000     $ 32    $ 158,718      $ (45,000)                  $  113,750

Interest on notes                                     -             $ -          $ -       $ (3,691)                  $   (3,691)

Due from shareholder                                  -             $ -          $ -       $ 23,839                    $  23,839

Net loss                                                                                                $ (315,755)  $  (315,755)
------------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2002              -        -     115,004,285    1,150    3,293,465       (210,549)    (3,922,854)     (838,788)
====================================================================================================================================


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

In the opinion of management, the unaudited interim financial statements for the period ended March 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2001.

NOTE 2 - NET REVENUE

Net revenue represents the residual amount earned by the Company from its weekly lottery draw ticket sales and scratchcards after deducting payouts, insurance, charity allocations, affiliate promotions and partnership fees as set out in the joint activities agreement with the International Lottery in Liechtenstein Foundation.


NOTE 3 - CONVERSION OF NOTES PAYABLE

In February 2002, the Company converted $291,100 of convertible promissory notes into common stock resulting in the issuance of 10,673,991 shares. In addition, a note payable from the Company in the amount of $15,000 was converted into 250,000 shares of common stock.


NOTE 4 - CONVERSION OF OTHER LIABILITIES

In February 2002, the Company settled $88,465 of payroll liabilities to various former employees and $15,000 of trade liabilities via the issuance of 1,018,064 shares.

NOTE 5 - NON-MONETARY TRANSACTIONS

The Company issued 3,175,000 shares during the three month period ending March 31, 2002, for certain consulting and advisory services provided to the Company, as well as services related to the development of the Company's internet infrastructure. Approximately 900,000 of these shares were issued in connection with services to be provided to the Company over the remainder of the fiscal year. The Company valued these transactions at what they believed to be the fair market value of the services. The value for these services also approximates what management believes to be the value of the stock.

NOTE 6 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE SAME PERIOD IN 2001.

     The Company introduced its initial product in the first quarter which is beginning to see its first revenues. Revenues are derived under the Company's partnership agreement with Zabadoo.com AG. The Company receives a percentage of all ticket sales for the weekly lottery draw as well as instant scratchcards. Net revenues for the quarter ended March 31, 2002 were $4,581. Net revenue is calculated as the remainder of proceeds from sales after deducting prize payouts, charity allocations, insurance, affiliate program incentives and partnership revenue sharing. The Company incurred operating expenses for the three month period of $323,869 in 2002 compared to $603,414 in the same period in 2001. The Company recorded a net operating loss of ($315,755) for the 2002 period as compared to ($580,307) for the same period in fiscal year 2001. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.01) for both the 2002 and 2001 fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $17,862, as well as $768 in accounts receivable and $5,162 in fixed assets for total tangible assets of $23,792 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.

During the quarter ended March 31, 2002, the Company's current assets decreased by $111,642 while current liabilities decreased by $328,437. At March 31, 2002, the Company has current liabilities of $861,910 which exceed current assets by approximately $837,938.


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

                                      INTERSPACE ENTERPRISES, INC.



Dated: May 17, 2002                   By: /s/ Daniel Murphy
                                          --------------------------------------
                                            Daniel Murphy, President