Form 10QSB
period 2002-06-30
INTERSPACE ENTERPRISES INC
filed 2002-08-19
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                         For Quarter Ended June 30, 2002

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

As of June 30, 2002, there were 122,692,063 shares of $0.00001 par value common stock outstanding.

                                                    INTERSPACE ENTERPRISES, INC.
                                                   (A Development Stage Company)


                                                Financial Statements (Unaudited)

                                          For the Six Months Ended June 30, 2002



                                                                          INTERSPACE ENTERPRISES, INC.
                                                                         (A Development Stage Company)
                                                                             Balance Sheet (Unaudited)
                                                                                   As of June 30, 2002


                                               ASSETS
                                                                          June 30       December 31,
                                                                           2002             2001
                                                                       -------------------------------
Current Assets
    Cash                                                             $         1,259          130,815
    Accounts Receivable

    --------------------------------------------------------------------------------------------------
       Total current assets                                                    1,259          130,815

Fixed Assets
    Computer and office equipment                                             12,464           11,281
    Accumulated depreciation                                                  (7,942)          (6,662)

    --------------------------------------------------------------------------------------------------
      Total fixed assets                                                       4,522            4,619

    --------------------------------------------------------------------------------------------------
         Total Assets                                                $         5,781          135,434
    ==================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
    Accounts payable                                                 $       174,398          232,886
    Notes payable                                                             34,000           30,000
    Accrued payroll liabilities                                              711,537          746,361
    Accrued income tax                                                         2,400            2,400
    Convertible notes payable                                                      -          178,000
    Current portion long term liabilities                                        372              700

    --------------------------------------------------------------------------------------------------
      Total current liabilities                                              922,707        1,190,347

Long Term Liabilities                                                            670              842

Stockholders' Equity
    Common stock                                                               1,227              998
    Accounts receivable subscribed                                          (212,563)        (185,697)
    Additional paid in capital                                             3,452,188        2,736,043
    Accumulated deficit - during development stage                        (4,158,448)      (3,607,099)

    --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                            (917,596)      (1,055,755)

    --------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                  $         5,781          135,434
    ==================================================================================================




                                                                                 INTERSPACE ENTERPRISES, INC.
                                                                                (A Development Stage Company)
                                                                          Statement of Operations (Unaudited)
                                                                       For the Six Months Ended June 30, 2002


                                                                                            Cumulative from
                                                                                            June 30, 1998
                                                                                            (Inception of the
                                                                                             Development
                                 Three Months   Three Months   Six Months     Six Months      Stage) to
                                   Ended          Ended          Ended          Ended         June 30,
                                June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001      2002
                                --------------------------------------------------------------------------
Revenues
                                           -              -              -              -
Sales                         $        4,888              - $        9,469              - $         9,469
----------------------------------------------------------------------------------------------------------
   Total Revenue                       4,888              -          9,469              -           9,469

Research and Development                   -              -              -              -           5,059

Administrative and Selling Expenses

Consulting                            64,300       (131,750)       138,050        191,500         964,560
Depreciation and amortization            640            680          1,280          1,363           7,942
Legal and professional                57,230          3,250         57,230         75,800         376,786
License fees                               -              -              -              -         373,000
Marketing and promotion               27,495          6,680        127,904          8,772         245,857
Office expense                         4,931         13,826         14,709         22,958         103,702
Other administrative expenses         13,184         28,535         55,824         51,175         634,498
Rent                                   2,593          4,480          5,305          6,558          27,501
Salaries                              72,123        171,056        166,063        342,045       1,445,855
----------------------------------------------------------------------------------------------------------
   Total Administrative Expense      242,496         96,757        566,365        700,171       4,179,701

----------------------------------------------------------------------------------------------------------
Net Loss from Operations            (237,608)       (96,757)      (556,896)      (700,171)     (4,175,291)

Other Income

Interest income                       (2,014)       (13,104)        (5,706)       (27,106)        (20,403)
Interest expense                           0             74            159         (9,031)            360
----------------------------------------------------------------------------------------------------------
Total Other (Income) Expense          (2,014)       (13,030)        (5,547)       (36,137)        (20,043)

Income Taxes                               -              -              -              -           3,200

----------------------------------------------------------------------------------------------------------
     Net loss                 $     (235,594)       (83,727)      (551,349)      (664,034)     (4,158,448)
==========================================================================================================



                                                                                 INTERSPACE ENTERPRISES, INC.
                                                                                (A Development Stage Company)
                                                                          Statement of Cash Flows (Unaudited)
                                                                       For the Six Months Ended June 30, 2002


                                                                                             June 30, 1998
                                                                                            (Inception of the
                                                                                              Development
                                                        Six Months         Six Months          Stage) to
                                                          Ended               Ended            June 30,
                                                      June 30, 2002       June 30, 2001          2002
                                                      ---------------    ----------------   ----------------

Cash Flows From Operating Activities
     Net loss                                       $       (551,349)           (664,034) $      (4,158,448)

     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                        1,280               1,363              7,942
          Stock issued for services                          247,550             341,050          1,743,220
          Changes in:
          Prepaid expense                                          0              14,750                  0
          Accounts payable                                   (58,488)            (64,629)           174,398
          Accrued interest                                                        (9,105)                 0
          Accrued payroll liabilities                        (34,824)            206,189            711,537
          State tax payable                                                            0              2,400

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (395,831)           (174,416)        (1,518,951)

Cash Flows From Investing Activities
          Accrued interest related parties                    (5,706)            (27,106)           (20,403)
          Computer and equipment purchases                    (1,183)                  -            (12,464)
          Note receivable (payments)                                              45,126                  -

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                         (6,889)             18,020            (32,867)

Cash Flows From Financing Activities
          Notes payable                                        4,000            (106,000)            43,200
          Sale of common stock                               447,664             386,050          1,518,035
          Repayment of notes                                    (500)               (625)            (8,158)
          Convertible notes                                 (178,000)           (136,000)                 0

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        273,164             143,425          1,553,077

          Net Decrease in Cash                              (129,556)            (12,971)             1,259

     Cash, beginning of the year                             130,815              17,343                  0

------------------------------------------------------------------------------------------------------------
     Cash, June 30, 2002                            $          1,259               4,372  $           1,259
============================================================================================================


                                                                                                        INTERSPACE ENTERPRISES, INC.
                                                                                                       (A Development Stage Company)
                                                                            Statement of Changes in Stockholders' Equity (Unaudited)
                                                                                              For the Six Months Ended June 30, 2002


                                     Preferred Stock      Common Stock       Additional Paid   Accounts Rec   Accumulated
             Description            Shares   Dollars   Shares        Dollars    in Capital      Subscribed      Deficit     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001              -        -       99,887,230    $ 998     $2,736,042   $ (185,697)  $(3,607,099)  $(1,055,756)

Conversion of notes payable                             10,923,991    $ 109      $ 295,251                               $  295,360

Conversion of other payables                             1,018,064     $ 11      $ 103,454                               $  103,465

Stock issued for current services                        3,175,000     $ 32      $ 158,718    $ (45,000)                 $  113,750

Interest on notes                                         -             $ -            $ -     $ (3,691)                 $   (3,691)

Due from shareholder                                      -             $ -            $ -     $ 23,839                   $  23,839

Net loss                                                                                                   $ (315,755)   $ (315,755)

Balance March 31, 2002                 -        -      115,004,285    1,150      3,293,465     (210,549)   (3,922,854)     (838,788)
====================================================================================================================================


Stock issued for cash                                      997,778     $ 10       $ 24,990                                 $ 25,000

Stock issued for current services                        6,690,000     $ 67      $ 133,733                               $  133,800

Interest on notes                                         -             $ -            $ -     $ (2,014)                 $   (2,014)

Net loss                                                                                                   $ (235,594)   $ (235,594)

------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2002                  -        -      122,692,063    1,227      3,452,188     (212,563)   (4,158,448)     (917,596)
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

In the opinion of management, the unaudited interim financial statements for the period ended June 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2001.


NOTE 2 - NET REVENUE

The Company operates under an agreement with the International Lottery in Liechtenstein Foundation (ILLF). As part of this agreement, ILLF is responsible for collecting payment, and allocating prize payouts, charity fund allocations and affiliate fees. The Company receives a percentage of the net revenue from these transactions.

Net revenue represents the residual amount earned by the Company from its weekly lottery draw ticket sales and scratchcards after deducting payouts, insurance, charity allocations, affiliate promotions and partnership fees as set out in the hosting agreement.

Gross receipts for the quarters ended March 31, 2002 and June 30, 2002 were $30,943 and $32,523 respectively. Total payouts and expenses were $26,362 for the quarter ended March 31, 2002 and $27,635 for the quarter ended June 30, 2002.


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


NOTE 5 - NON-MONETARY TRANSACTIONS

The Company issued 9,865,000 shares during the six month period ending June 30, 2002, for certain consulting and advisory services provided to the Company, as well as services related to the development of the Company's internet infrastructure. Approximately 600,000 of these shares relate to services to be provided to the Company over the remainder of the fiscal year. Also, approximately 765,000 of these shares related to services provided in past fiscal periods. The Company valued these transactions at what they believed to be the fair market value of the services provided. The value for these services also approximates what management believes to be the value of the stock.

NOTE 6 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

During the quarter ended June 30, 2002, the company focused on improving marketing initiatives through a series of promotional campaigns designed to increase player retention and attract additional international players. The company also pursued several strategic alliance and joint venture opportunities in order to maximize exposure with minimal direct costs. Net revenues for the quarter ended June 30, 2002 were $4,888. The Company incurred operating expenses for the three month period of $242,496 in 2002 compared to $96,757 in the same period in 2001. The Company recorded a net operating loss of ($235,594) for the 2002 period as compared to ($83,727) for the same period in fiscal year 2001. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.01) for both the 2002 and 2001 fiscal quarters.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

 The Company introduced its flagship product in the first quarter with the Company beginning to see its first revenues. Revenues are derived under the Company's partnership agreement with Zabadoo.com AG. The Company receives a percentage of all ticket sales for the weekly lottery draw as well as instant scratchcards. Net revenues for the six months ended June 30, 2002 were $9,469. The Company incurred operating expenses for the six-month period of $566,365 in 2002 compared to $700,171 in the same period in 2001. The Company recorded a net operating loss of ($551,349) for the 2002 period as compared to ($664,034) for the same period in fiscal year 2001. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.01) for both the 2002 and 2001 fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $1,259 and $4,522 in fixed assets for total tangible assets of $5,781 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.

     At June 30, 2002, the Company has current liabilities of $922,707 which exceed current assets by approximately $921,448.

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

Dated:  August 19, 2002                 INTERSPACE ENTERPRISES, INC.



                                        By: /s/ Daniel Murphy
                                            ------------------------------------
                                            Daniel Murphy, President