Form 10QSB
period 2002-09-30
INTERSPACE ENTERPRISES INC
filed 2002-11-14
CIK 1098331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

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

                         YES  [X]              NO  [  ]


As of September 30, 2001, there were 135,732,063 shares of $0.00001 par value common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                          INTERSPACE ENTERPRISES, INC.
                          (A Development Stage Company)


                        Financial Statements (Unaudited)

                  For the Nine Months Ended September 30, 2002
             and Cumulative from Inception of the Development Stage


INTERSPACE ENTERPRISES, INC.
(A Development Stage Company)
Balance Sheet (Unaudited)
As of September 30, 2002

                                               ASSETS
                                                                         September 30   December 31,
                                                                           2002             2001
                                                                       -------------------------------

Current Assets
    Cash                                                             $        33,502          130,815
    Accounts Receivable                                                        1,090

    --------------------------------------------------------------------------------------------------
       Total current assets                                                   34,592          130,815

Fixed Assets
    Computer and office equipment                                             17,120           11,281
    Accumulated depreciation                                                  (8,815)          (6,662)

    --------------------------------------------------------------------------------------------------
      Total fixed assets                                                       8,305            4,619

    --------------------------------------------------------------------------------------------------
         Total Assets                                                $        42,897          135,434
    ==================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
    Accounts payable                                                 $       169,252          232,886
    Notes payable                                                             33,500           30,000
    Accrued payroll liabilities                                              735,466          746,361
    Accrued income tax                                                         2,400            2,400
    Convertible notes payable                                                 31,136          178,000
    Current portion long term liabilities                                      1,692              700

    --------------------------------------------------------------------------------------------------
      Total current liabilities                                              973,446        1,190,347

Long Term Liabilities                                                          3,803              842

Stockholders' Equity
    Common stock                                                               1,357              998
    Accounts receivable subscribed                                          (254,330)        (185,697)
    Additional paid in capital                                             3,564,458        2,736,043
    Accumulated deficit - during development stage                        (4,245,837)      (3,607,099)

    --------------------------------------------------------------------------------------------------
      Total stockholders' equity                                            (934,352)      (1,055,755)

    --------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                  $        42,897          135,434
    ==================================================================================================


                                                                                  INTERSPACE ENTERPRISES, INC.
                                                                                 (A Development Stage Company)
                                                                                     Balance Sheet (Unaudited)
                                                                                      As of September 30, 2002


                                                                                             Cumulative from
                                                                                             June 30, 1998
                                                                                             (Inception of the
                                                                                              Development
                                  Three Months   Three Months   Nine Months   Nine Months      Stage) to
                                    Ended          Ended          Ended          Ended       September 30,
                                 Sept 30, 2002  Sept 30, 2001  Sept 30, 2002  Sept 30, 2001      2002
                                 --------------------------------------------------------------------------
Revenues
                                            -              -              -              -
Sales                          $        5,645              - $       15,114              - $        15,114
-----------------------------------------------------------------------------------------------------------
   Total Revenue                        5,645              -         15,114              -          15,114

Research and Development                    -              -              -              -           5,059

Administrative and Selling Expenses

Consulting                             16,400        108,442        154,450        299,942         980,960
Depreciation and amortization             873            682          2,153          2,045           8,815
Legal and professional                  8,813              0         66,043         75,800         385,599
License fees                                -              -              -              -         373,000
Marketing and promotion                 6,235              0        134,139          8,772         252,092
Office expense                          2,445          5,806         17,154         28,764         106,147
Other administrative expenses          22,288         62,012         78,112        113,187         656,786
Rent                                    2,812          1,956          8,117          8,514          30,313
Salaries                               34,935        115,731        200,998        457,776       1,480,790
-----------------------------------------------------------------------------------------------------------
   Total Administrative Expense        94,801        294,629        661,166        994,800       4,274,502

-----------------------------------------------------------------------------------------------------------
Net Loss from Operations              (89,156)      (294,629)      (646,052)      (994,800)     (4,264,447)

Other Income

Interest income                        (1,767)       (13,530)        (7,473)       (40,636)        (22,170)
Interest expense                            0              0            159         (9,031)            360
-----------------------------------------------------------------------------------------------------------
Total Other (Income) Expense           (1,767)       (13,530)        (7,314)       (49,667)        (21,810)

Income Taxes                                -              -              -              -           3,200

-----------------------------------------------------------------------------------------------------------
     Net loss                  $      (87,389)      (281,099)      (638,738)      (945,133)     (4,245,837)
===========================================================================================================



                                                                                 INTERSPACE ENTERPRISES, INC.
                                                                                (A Development Stage Company)
                                                                          Statement of Cash Flows (Unaudited)
                                                                 For the Nine Months Ended September 30, 2002


                                                                                             June 30, 1998
                                                                                            (Inception of the
                                                                                              Development
                                                       Nine Months         Nine Months         Stage) to
                                                          Ended               Ended          September 30,
                                                      Sept 30, 2002       Sept 30, 2001          2002
                                                      ---------------    ----------------   ----------------

Cash Flows From Operating Activities
     Net loss                                       $       (638,738)         (1,394,891) $      (4,245,837)

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                        2,153             403,476              8,815
          Stock issued for services                          259,950             496,670          1,755,620
          Changes in:
          Accounts receivable                                 (1,090)                  -             (1,090)
          Prepaid expense                                          0              14,750                  0
          Accounts payable                                   (63,634)            (83,997)           169,252
          Accrued interest                                         0              (9,105)                 0
          Accrued payroll liabilities                        (10,895)            278,055            735,466
          State tax payable                                        -                   -              2,400

------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (452,254)           (295,042)        (1,575,374)

Cash Flows From Investing Activities
          Accrued interest related parties                    (7,473)            (40,636)           (22,170)
          Computer and equipment purchases                    (5,839)                  -            (17,120)
          Note receivable (payments)                               -              45,126                  -

------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                        (13,312)              4,490            (39,290)

Cash Flows From Financing Activities
          Notes payable                                        7,953            (106,000)            47,153
          Sale of common stock                               507,664             471,050          1,578,035
          Repayment of notes                                    (500)               (926)            (8,158)
          Convertible notes                                 (146,864)           (136,000)            31,136

------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                        368,253             228,124          1,648,166

          Net Decrease in Cash                               (97,313)            (14,101)            33,502

     Cash, beginning of the year                             130,815              17,343                  0

------------------------------------------------------------------------------------------------------------
     Cash, September 30, 2002                       $         33,502               3,242  $          33,502
============================================================================================================




                                                                                                        INTERSPACE ENTERPRISES, INC.
                                                                                                       (A Development Stage Company)
                                                                            Statement of Changes in Stockholders' Equity (Unaudited)
                                                                                        For the Nine Months Ended September 30, 2002



                                     Preferred Stock     Common Stock        Additional Paid  Accounts Rec   Accumulated
             Description            Shares   Dollars  Shares        Dollars     in Capital     Subscribed      Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001              -        -     99,887,230    $ 998     $2,736,042     $ (185,697)  $(3,607,099)  $(1,055,756)

Conversion of notes payable                           10,923,991    $ 109      $ 295,251                                  $ 295,360

Conversion of other payables                           1,018,064     $ 11      $ 103,454                                  $ 103,465

Stock issued for current services                      3,175,000     $ 32      $ 158,718      $ (45,000)                  $ 113,750

Interest on notes                                       -             $ -            $ -       $ (3,691)                  $ (3,691)

Due from shareholder                                    -             $ -            $ -       $ 23,839                    $ 23,839

Net loss                                                                                                   $ (315,755)   $ (315,755)
------------------------------------------------------------------------------------------------------------------------------------

Balance March 31, 2002                 -        -    115,004,285    1,150      3,293,465       (210,549)   (3,922,854)     (838,788)
====================================================================================================================================

Stock issued for cash                                    997,778     $ 10       $ 24,990                                   $ 25,000

Stock issued for current services                      6,690,000     $ 67      $ 133,733                                  $ 133,800

Interest on notes                                       -             $ -            $ -       $ (2,014)                   $ (2,014)

Net loss                                                                                                   $ (235,594)   $ (235,594)
------------------------------------------------------------------------------------------------------------------------------------

Balance June 30, 2002                  -        -    122,692,063    1,227      3,452,188       (212,563)   (4,158,448)     (917,596)
====================================================================================================================================

Stock issued for cash                                 11,800,000    $ 118       $ 99,882      $ (50,000)                   $ 50,000

Stock issued for current services                      1,240,000     $ 12       $ 12,388                                   $ 12,400

Interest on notes                                       -             $ -            $ -       $ (1,767)                   $ (1,767)

Due from shareholder                                    -             $ -            $ -       $ 10,000                    $ 10,000

Net loss                                                                                                    $ (87,389)    $ (87,389)
------------------------------------------------------------------------------------------------------------------------------------

Balance September 30, 2002             -        -    135,732,063    1,357      3,564,458       (254,330)   (4,245,837)     (934,352)
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

In the opinion of management, the unaudited interim financial statements for the period ended September 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended December 31, 2001.


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

Gross receipts for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 were $30,943, $32,523 and $77,335 respectively. Total payouts and expenses were $26,362 for the quarter ended March 31, 2002, $27,635 for the quarter ended June 30, 2002 and $71,690 for the quarter ended September 30, 2002


NOTE 3 - CONVERSION OF NOTES PAYABLE

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


NOTE 5 - NON-MONETARY TRANSACTIONS

The Company issued 11,105,000 shares during the nine month period ending September 30, 2002, for certain consulting and advisory services provided to the Company, as well as services related to the development of the Company's internet infrastructure. Approximately 300,000 of these shares relate to services to be provided to the Company over the remainder of the fiscal year. Also, approximately 765,000 of these shares related to services provided in past fiscal periods. The Company valued these transactions at what they believed to be the fair market value of the services provided. The value for these services also approximates what management believes to be the value of the stock.

NOTE 6 - INTEREST INCOME/EXPENSE

Interest income represents accrued interest on promissory notes to the Company from certain officers incurred as a result of options previously exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

During the quarter ended September 30, 2002, the company expanded its marketing initiatives with a focus on new games to increase repeat player traffic. The introduction of two new games, while providing lower margins, led to a significant increase in gross sales compared to the previous quarter. Net revenues for the quarter ended September 30, 2002 were $5,645. The Company incurred operating expenses for the three month period of $94,801 in 2002 compared to $294,629 in the same period in 2001. The Company recorded a net operating loss of ($87,389) for the 2002 period as compared to ($281,099) for the same period in fiscal year 2001. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.01) for the quarter ended 2002 compared to ($.02) for the same period in fiscal 2001.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE SAME PERIOD IN 2001.

The Company introduced its flagship product in the first quarter with the Company beginning to see its first revenues. Revenues are derived under the Company's partnership agreement with Zabadoo.com AG. The Company receives a percentage of all ticket sales for the weekly lottery draw as well as instant scratchcards. Net revenues for the nine months ended September 30, 2002 were $15,114. The Company incurred operating expenses for the nine-month period of $661,166 in 2002 compared to $994,800 in the same period in 2001. The Company recorded a net operating loss of ($638,738) for the 2002 period as compared to ($945,133) for the same period in fiscal year 2001. The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share was ($.01) for the nine-month period ending September 30, 2002 compared to ($.02) for the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $33,502, accounts receivable of $1,090 and $8,305 in fixed assets for total tangible assets of $42,897 at September 30, 2002. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.

     At September 30, 2002, the Company has current liabilities of $973,446 which exceed current assets by approximately $938,854.

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings
----------------------------

          None.

Item 2.   Changes in securities
--------------------------------

          None.

Item 3.   Defaults upon senior securities
------------------------------------------

          None.

Item 4.   Submission of matters to a vote of security holders
--------------------------------------------------------------

          None.

Item 5.   Other information
----------------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
-------------------------------------------

          A.  Exhibits

              Exhibit 99-14 Sarbanes/Oxley Certification

          B.  Reports on Form 8-K

              None

                                    SIGNATURE


         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERSPACE ENTERPRISES, INC.



Dated: November 12, 2002              By: /s/ Daniel Murphy
                                          --------------------------------------
                                            Daniel Murphy, President